Form 10-K
period 1993-12-31
KYSOR INDUSTRIAL CORP/MI
filed 1994-03-30
CIK 202356

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                        F O R M  10 - K


X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 1993.

     OR

     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period
      from                to


Commission File Number 1-8973


KYSOR INDUSTRIAL CORPORATION
(Exact name of registrant as specified in its charter)


           Michigan
(State or other jurisdiction                        38-1909000
of incorporation or organization)          (IRS employer identification number)
    One Madison Avenue,                             49601-9785
    Cadillac, Michigan                              (Zip Code)
(Address of principal executive offices)


       Registrant's telephone number, including area code:  (616) 779-2200
          Securities registered pursuant to Section 12(b) of the Act:

  Title of each class               Name of each exchange on which registered
Common Stock $1 par value                 New York Stock Exchange


  Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES   X    NO

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by nonaffiliates* of the registrant as of March 1, 1994:

            Common Stock                        $80,153,603

 *For purposes of this response, the Kysor Industrial Corporation Employee Stock Ownership Plan, which owns 340,095 shares of Common Stock and 810,163 shares of Series A Preferred Stock, is considered to be an affiliate of Kysor Industrial Corporation.

  Indicate the number of shares outstanding of each of the registrant's class of Common Stock, as of the latest practicable date: 5,495,809 shares of Common Stock, $1 par value, as of March 1, 1994.


                     Documents Incorporated by Reference

Part III, Items 10 through 13      Parts of the registrant's Proxy Statement of
                                   its April 29, 1994 Annual Meeting of
                                   Shareholders



                        PART I




Item 1.   DESCRIPTION OF BUSINESS


     (a)  General Development of Business.

          Kysor Industrial Corporation ("Kysor", the "Company" or the "Registrant") is a Michigan corporation. It is the successor to a Delaware corporation of the same name organized in 1970 and also previously a Michigan corporation of the same name originally organized in 1925.

          In April 1988, Kysor purchased an 80 percent interest in Kysor/Warren Refrigeration GmbH of Limburg, West Germany. In January 1989 the remaining 20 percent interest was acquired. Kysor/Warren Refrigeration GmbH designs, manufactures and markets refrigerated display cases for the European market.

          In July 1990, Kysor acquired a portion of the truck and off-highway heater and air-conditioning business from Valeo Climate Control Ltd., located in South Wales, United Kingdom.

          In February 1994, Kysor acquired Kalt Manufacturing Co., Inc., located in Portland, Oregon and Goodyear, Arizona. Kalt manufactures walk-in coolers and panels for the supermarket convenience store and food service industry.

          The Aluminum Fabricated Products operations, located in
Perry, Florida and Greeneville, Tennessee, were divested during 1990 in three separate transactions.


     (b)  Segment Information.

          Kysor Industrial Corporation's operations include two segments: commercial products and transportation products.
Operations in the commercial products segment design, manufacture and market refrigerated display cases, energy control systems, refrigerated building systems, and heating and air-conditioning systems. Operations in the transportation products segment design, manufacture and market engine performance systems, engine protection systems, and components and accessories for heavy-duty trucks, other commercial vehicles and marine equipment. The information in the following schedule excludes intercompany transactions which are deemed to be immaterial.

                   KYSOR INDUSTRIAL CORPORATION AND SUBSIDIARIES
                         Financial Information by Segment



                                             Years Ended December 31,
                                              (amounts in thousands)
                                         ________________________________

NET SALES                                   1993        1992        1991
                                          ________    ________    ________

Commercial products
 United States                           $166,347    $171,437    $135,433
 Europe                                    19,398      16,234      18,287
                                         _________   _________   _________

  Total commercial products               185,745     187,671     153,720
                                         _________   _________   _________


Transportation products
 United States                             80,518      65,075      57,578
 Europe                                     6,344       9,428      12,345
                                         _________   _________   _________

  Total transportation products            86,862      74,503      69,923
                                         _________   _________   _________


NET SALES                                $272,607    $262,174    $223,643
                                         _________   _________   _________
                                         _________   _________   _________



OPERATING PROFIT (LOSS)*
Commercial products
 United States                           $ 21,784    $ 22,651    $ 12,866
 Europe                                    (1,871)     (1,599)     (1,478)
                                         _________   _________   _________

  Total commercial products                19,913      21,052      11,388
                                         _________   _________   _________


Transportation products
 United States                             11,859       8,210       5,017
 Europe                                      (412)       (346)     (1,991)
                                         _________   _________   _________

  Total transportation products            11,447       7,864       3,026
                                         _________   _________   _________


TOTAL OPERATING PROFIT                     31,360      28,916      14,414

Corporate administrative expense (net)    (11,190)     (8,794)     (6,732)
Provision for litigation                        -      (1,500)     (4,000)
Interest expense                           (2,162)     (2,595)     (3,748)
                                         _________   _________   _________


INCOME (LOSS) BEFORE INCOME TAXES AND BEFORE
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE $ 18,008    $ 16,027    $    (66)
                                         _________   _________   _________
                                         _________   _________   _________




* Operating profit includes net sales less operating expenses. Excluded from the computation of operating profit are interest and other non-operating revenues, general corporate expenses and interest expense.




             KYSOR INDUSTRIAL CORPORATION AND SUBSIDIARIES
                    Financial Information by Segment




                                             Years Ended December 31,
                                              (amounts in thousands)
                                         ________________________________

                                           1993        1992        1991
                                         ________    ________    ________

ASSETS
Commercial products
 United States                           $ 63,667    $ 65,718    $ 63,789
 Europe                                     9,847       9,937      10,950
                                         _________   _________   _________

  Total commercial products                73,514      75,655      74,739
                                         _________   _________   _________


Transportation products
 United States                             29,542      26,921      29,383
 Europe                                     2,938       4,356       5,880
                                         _________   _________   _________

  Total transportation products            32,480      31,277      35,263
                                         ________    ________    ________


Subtotal                                  105,994     106,932     110,002

Cash and other corporate assets            50,461      28,918      23,008
                                         ________    ________    ________


TOTAL ASSETS                             $156,455    $135,850    $133,010
                                         ________    ________    ________
                                         ________    ________    ________




DEPRECIATION AND AMORTIZATION

Commercial products                      $  3,734    $  3,784    $  3,718
Transportation products                     3,677       3,617       3,699
Corporate                                     243         249         296
                                         ________    ________    ________


TOTAL DEPRECIATION AND AMORTIZATION      $  7,654    $  7,650    $  7,713
                                         ________    ________    ________
                                         ________    ________    ________




CAPITAL EXPENDITURES

Commercial products                      $  3,829    $  2,398    $  2,864
Transportation products                     4,758       1,379       2,005
Corporate                                      66         142          87
                                         ________    ________    ________


TOTAL CAPITAL EXPENDITURES               $  8,653    $  3,919    $  4,956
                                         ________    ________    ________
                                         ________    ________    ________




     (c)  Narrative Description of Business.

          At December 31, 1993, Kysor had approximately 1,904 employees. Information as of December 31, 1993 concerning Kysor's two industry segments is presented below. Certain financial information related to the individual industry segments is incorporated in response to Item 1.(b) above.

          There were no material expenditures for compliance with federal, state or local provisions regulating the discharge of materials into the environment except with respect to ongoing proceedings relating to soil and groundwater contamination at the Cadillac Industrial Park in Cadillac, Michigan which is explained further under Note 11, Contingent Liabilities, to the Consolidated Financial Statements included under Part II, Item 8.


     Commercial Products


          The principal products of the commercial products group include supermarket refrigerated display cases, condensing units, insulated panels for refrigerated building systems and walk-in coolers, commercial vehicle heating, ventilating and air-conditioning
(HVAC) units and truck trailer supports. The principal markets for Kysor's commercial products group include supermarkets, convenience stores and original equipment manufacturers for such vehicles as heavy-duty trucks, buses, vans, agriculture and military off-highway equipment and truck trailers. Refrigerated display equipment, refrigerated building systems, and sundry food store equipment are sold directly to supermarkets and convenience stores, as well as through independent commercial refrigeration distributors. Vehicle HVAC units and truck trailer support product sales are made directly to original equipment manufacturers and through a nationwide network of distributors.

          The basic raw materials used by Kysor in this group are galvanized sheet and other types of steel, aluminum, glass, copper tubing, foam insulation, refrigerants, brass, copper, plastics and a variety of purchased electronic components. All raw materials used in this segment are readily available in adequate quantities from a number of sources.

          Kysor holds or is licensed under a number of patents and trademarks relating to its commercial products. While none of these patents or trademarks are considered individually to be material, collectively these patents and trademarks are important to the business of the commercial products group.

          There are no significant seasonal factors. Backlogs at year-end 1993 and 1992 were approximately $48.0 million and no material portion of this business is subject to renegotiation or termination by the government. There are no working capital requirements peculiar to this industry segment.

          The commercial products industry is highly competitive. Kysor competes with numerous companies in this group, some of which are larger and have greater financial resources than Kysor. Kysor believes that it competes primarily on the basis of quality, service, product performance, and price for most of its products, and warrants the majority of its products in accordance with general industry practices.

          The commercial products group generated $29.0 million, $48.4 million and $34.7 million of sales and revenues from Food Lion Stores in the years ended December 31, 1993, 1992 and 1991 respectively.


     Transportation Products


          The principal products of this group include engine performance systems consisting of radiator shutters, fan clutches and plastic fans; engine protection systems consisting of various engine monitoring devices, truck fuel tanks, and marine instruments. The principal markets for Kysor's transportation products group are original equipment manufacturers of such vehicles as medium- and heavy-duty trucks, buses, off-highway equipment and the marine industry. The majority of the group's sales are made directly to manufacturers. Additionally, Kysor utilizes a network of independent distributors to provide aftermarket and replacement parts service to end users.

          The basic raw materials used by Kysor in this group are steel, brass, copper, aluminum, plastics and a variety of purchased electronic components which are widely available in adequate quantities from a number of sources.

          Kysor holds or is licensed under a number of patents and trademarks relating to its transportation products. While none of these patents or trademarks are considered individually to be of material value, collectively these patents and trademarks are important to the business of the transportation products group.

          There are no significant seasonal factors. Backlogs at year-end 1993 were approximately $16.0 million compared to $13.0 million in 1992 and no material portion of this business is subject to renegotiation or termination by the government. There are no working
capital requirements peculiar to this industry segment.   The
Transportation Products Group generated $26.5 million of sales and revenue from Ford Motor Company in the year ended December 31, 1993.

          The transportation products industry is highly competitive. Kysor competes with numerous companies in this group, some of which are larger and have greater financial resources than Kysor. Kysor believes that it competes primarily on the basis of quality, service, product performance, and price for most of its products, and warrants the majority of its products in accordance with general industry practices.

     (d)  Financial Information About Foreign and Domestic
          Operations and Export Sales

          This information is included in Item 1(b) above under the heading "Financial Information by Segment". The "Financial
Information by Segment" does not include separately reported export sales as they are not significant.


Item 2.   PROPERTIES


  Kysor and its subsidiaries owned or leased the following offices and manufacturing facilities as of December 31, 1993:


COMMERCIAL PRODUCTS GROUP



LOCATION                  DESCRIPTION                         INTEREST


GEORGIA:

  Conyers             Plant & office; 480,000              Owned in fee simple
                      sq. ft. on 50-acre site

  Columbus            Plant & office; 295,826              Owned in fee simple
                      sq. ft. on 22.7-acre site


TEXAS:

  Fort Worth          Plant & office; 100,162              Owned in fee simple
                      sq. ft. on 11-acre site


ILLINOIS:

  Byron               Plant, warehouse & office;
                      176,716 sq. ft. on                   Owned in fee simple
		      31-acre site


W.GERMANY:

  Limburg             Plant & office; 52,096               Owned in fee simple
                      sq. ft. on 6.9-acre site


TRANSPORTATION PRODUCTS GROUP



INDIANA:

  Scottsburg          Plant & office; 42,048               Owned in fee simple
                      sq. ft. on 10.7-acre site


MICHIGAN:

  Cadillac            Plant, warehouse & office;           Owned in fee simple
                      131,426 sq. ft. on
		      12.4-acre site

  Spring Lake         Plant & office; 80,000               Owned in fee simple
                      sq. ft. on 8.l-acre site

  Rothbury            Plant, warehouse & office;           Owned in fee simple
                      18,543 sq. ft. on
		      3.4-acre site

  Walker              Plant & office; 49,188               Owned in fee simple
                      sq. ft. on 3-acre site

  White Pigeon        Plant & office; 42,000               Owned in fee simple
                      sq. ft. on 5-acre site


N.CAROLINA:

  Charlotte           Plant & office; 91,150               Owned in fee simple
                      sq. ft. on 3.5-acre site


SOUTH WALES:

  Hengoed             Plant & office;                      Leased
                      50,000 sq. ft.



CORPORATE


MICHIGAN:

  Cadillac            Executive office;                    Owned in fee simple
                      23,000 sq. ft. on
		      102-acre site


OKLAHOMA:

  Duncan              Vacant plant, wrhse.                 Owned in fee simple
                      & office; 93,000 sq. ft.
		      on 22.1-acre site



           It is believed that Kysor's facilities are generally adequate for its operations and such properties are maintained in a good state of repair.


Item 3.   LEGAL PROCEEDINGS.

          As previously reported, the Company is involved in the following legal proceedings:

          The Company is involved in an environmental proceeding with respect to a site in Cadillac, Michigan. The description of such proceeding is set forth in Part II, Item 8 of this report, Note 11 to the Consolidated Financial Statements.

          On July 3, 1991, the Michigan Attorney General and the Department of Natural Resources filed a lawsuit against the Company and various other parties in the United States Federal District Court for the Western District of Michigan. The description of such proceeding is set forth under Part II, Item 8 of this report, Note 11 to the Consolidated Financial Statements.

          On December 31, 1991, General Electric ("GE") filed a third-party claim against the Company in the United States District Court for the Western District of Michigan. The dispute arose out of claims made by Midwest Aluminum Manufacturing Company ("Midwest") against GE. The description of such proceeding is set forth in Part
I, Item 3 of the Company's 1991 Annual Report on Form 10-K filed with the Commission on March 25, 1992. In February 1993, an agreement-in-principle was reached settling the underlying dispute between Midwest and GE, which settlement was finanlized in early 1994. As part of the settlement, the Company has been released by Midwest from all past and future environmental claims with respect to the Midwest site, and by GE with respect to all claims for indemnity or contribution arising out of Midwest's underlying claims against GE. The settlement is without prejudice to GE's remaining claims against the Company, pursuant to which GE seeks to recover response costs associated with certain environmental cleanup at GE's property, formerly owned by Kysor, and its defense costs incurred in connection with the Midwest suit.

          On December 4, 1992, Kysor was named as a defendant, together with over 30 other parties, in an action commenced by the Township of Oshtemo, City of Kalamazoo, Kalamazoo County and The Upjohn Company with respect to alleged contamination at the West KL Avenue Landfill site located in Kalamazoo, Michigan. On November 16, 1993 Kysor Industrial Corporation entered into a settlement agreement requiring the payment of $20,000 which dismisses Kysor from all claims.

          On March 30, 1993, the Company received a notification from the Michigan Department of Natural Resources that it has been named as a potentially responsible party ("PRP") with respect to a site commonly referred to as the SCA Independent Landfill Superfund Site, located in Muskegon County, Michigan. The notice alleges that the Company, together with numerous other parties, was an owner, generator or transporter of waste materials deposited at the site.
The PRP notice request the Company and the other named PRPs to conduct a Remedial Investigation/Feasibility Study to determine the extent of contamination at the site, and seeks recovery of investigative costs expended by the MDNR to date. No significant discovery has taken place with respect to this matter.

          Other contingent liabilities include various legal actions, proceedings and claims which are pending or which may be instituted or asserted in the future against the Company. Litigation is subject to many uncertainties, the outcome of individual matters is not predictable with assurance and it is reasonably possible that some of these other legal actions, proceedings and claims could be decided unfavorable to the Company. Although the liability with regard to these matters at December 31, 1993 cannot be ascertained, it is the opinion of management, after conferring with counsel, that any liability resulting from these other matters should not materially affect the consolidated financial position of the Company and its subsidiaries at December 31, 1993.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


          Not applicable.



                                  PART II



Item 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


          As of December 31, 1993, Kysor Industrial Corporation had a total of 5,467,840 shares of Common Stock issued and outstanding and 1,396 shareholders of record. A large number of shares are held by brokerage firms and banks for the benefit of other shareholders in all 50 states of the United States and several foreign countries. In addition, the Corporation had 810,163 shares of Series A. Convertible Voting Preferred Stock outstanding, all of which are owned by the Kysor Industrial Corporation Employee Stock Ownership Plan.

The annual dividends declared amounted to $.44 and $.40 during 1993 and 1992, respectively. The quarterly rate was $.10 per share for all of 1992 and the first quarter 1993, $.11 for the second and third quarter, 1993, and $.12 for the fourth quarter.

A quarterly summary of Kysor Industrial Corporation's Common Stock trading range is as follows:

                    1993	              	 1992
                  High    Low        High     Low
First Quarter 		 21.75   16.125      8.875    6.875
Second Quarter		 20.875  15.875     11.25     8.625
Third Quarter 		 18.00   14.50      13.00    10.125
Fourth Quarter		 17.875  15.625     19.125   12.00



ITEM 6.   SELECTED FINANCIAL DATA.

KYSOR INDUSTRIAL CORPORATION AND SUBSIDIARIES             Financial Summary
(Dollars in Thousands except per share data)

                                                      1993        1992        1991        1990        1989

OPERATING RESULTS
Commercial Products Sales                           185,745     187,671     153,720     149,771     139,206
Transportation Products Sales                        86,862      74,503      69,923      81,880      89,040
  Net Sales                                         272,607     262,174     223,643     231,651     228,246
Other Revenues                                        1,251       1,623       1,255       2,478       1,524
Total sales and revenues                            273,858     263,797     224,898     234,129     229,770

Commercial Products Operating Profit                 19,913      21,052      11,388      10,401       7,674
Transportation Products Operating Profit             11,447       7,864       3,026       8,936       4,977
Total Operating Profit                               31,360      28,916      14,414      19,337      12,651

Interest Expense                                      2,162       2,595       3,748       3,586       3,533
Income Before Tax & Actg Change from Cont' Oper      18,008      16,027         (66)      8,664      (2,424)
Income (Loss) from Cont' Oper before Actg Change     10,098       9,127        (726)      5,064      (4,804)
Accounting Change / Discontinued Operations          (7,628)          -           -           -           -
Net Income (Loss)                                     2,470       9,127        (726)      5,064      (4,804)
Earnings (Loss) Applicable to Common Stock            1,487       8,077      (1,779)      4,009      (5,693)
                                                ____________________________________________________________
EARNINGS (LOSS) PER COMMON SHARE AND DIVIDENDS
Before Actg Change from Cont' Oper                    $1.62       $1.52      ($0.35)      $0.72      ($0.94)
Net Earnings (Loss)                                    0.27        1.52       (0.35)       0.72       (0.94)
Dividends Declared                                     0.44        0.40        0.55        0.60        0.60
                                                ____________________________________________________________
FINANCIAL INFORMATION
Current Assets                                       93,210      80,515      74,668      87,564      87,917
Working Capital                                      45,062      41,609      40,115      50,504      47,973
Property, Plant and Equipment                        42,823      41,898      45,760      49,322      52,989
Capital Expenditures                                  8,653       3,919       4,956       4,773       7,296
Depreciation & Amortization                           7,654       7,650       7,713       7,080      11,927
Intangible Assets                                     2,806       3,046       3,365       3,668       3,838
Total Assets                                        156,455     135,850     133,010     148,070     151,393
Long-Term Debt                                       33,673      36,521      45,540      53,393      51,077
Retained Earnings                                    43,997      44,908      38,914      44,948      61,499
Shareholders' Equity                                 54,693      52,905      44,572      49,260      52,091
                                                ____________________________________________________________
FINANCIAL RATIOS
Current Ratio                                           1.9         2.1         2.2         2.4         2.2
Debt to Invested Capital                               38.1%       40.8%       50.5%       52.0%       49.5%
Net Income Return on Beginning Equity                   4.7%       20.5%       -1.5%        9.7%       -6.8%
Pretax Income Coverage of Interest
 and Preferred Dividends                                5.8         4.8         1.0         2.7         0.5
                                                ____________________________________________________________
OTHER
Price Range of Common Stock - High                   $21.75     $19.125      $12.75     $12.875      $21.50
                              Low                    $14.50      $6.875       $5.75      $6.750     $12.375
Number of Shareholders                                1,396       1,429       1,432       1,441       1,454
Net Outstanding Common Shares                     5,467,840   5,332,201   5,151,186   5,264,094   5,869,547

This summary should be read in conjunction with the consolidated financial statements and notes thereto.



KYSOR INDUSTRIAL CORPORATION AND SUBSIDIARIES                         Financial Summary
(Dollars in Thousands except per share data)

                                                       1988        1987        1986        1985        1984

OPERATING RESULTS
Commercial Products Sales                           141,301     128,418      96,403      86,208      74,634
Transportation Products Sales                        96,722      96,636      68,418      55,640      51,006
  Net Sales                                         238,023     225,054     164,821     141,848     125,640
Other Revenues                                          987       1,853       8,410       2,189       1,052
Total sales and revenues                            239,010     226,907     173,231     144,037     126,692

Commercial Products Operating Profit                 16,152      19,329      11,654      14,356      11,438
Transportation Products Operating Profit             11,048       9,583       4,948       9,429       9,259
Total Operating Profit                               27,200      28,912      16,602      23,785      20,697

Interest Expense                                      3,294       2,006       1,763       2,264       3,214
Income Before Tax & Actg Change from Cont' Oper      16,564      21,387      15,724      18,174      14,948
Income (Loss) from Cont' Oper before Actg Change     10,398      12,577       8,824      10,734       9,108
Accounting Change / Discontinued Operations               -           -           -      (1,020)        249
Net Income (Loss)                                    10,398      12,577       8,824       9,714       9,356
Earnings (Loss) Applicable to Common Stock           10,398      12,577       8,824       9,714       9,356
                                                ____________________________________________________________
EARNINGS (LOSS) PER COMMON SHARE AND DIVIDENDS
Before Actg Change from Cont' Oper                    $1.56       $1.82       $1.33       $1.69       $1.49
Net Earnings (Loss)                                    1.56        1.82        1.33        1.53        1.53
Dividends Declared                                     0.56        0.51        0.44        0.42        0.25
                                                ____________________________________________________________
FINANCIAL INFORMATION
Current Assets                                       79,614      73,538      66,562      57,022      59,739
Working Capital                                      47,616      41,212      36,182      31,806      34,709
Property, Plant and Equipment                        52,763      38,511      34,273      29,755      34,115
Capital Expenditures                                 16,779       9,640       5,958       5,178       6,665
Depreciation & Amortization                           6,338       5,418       4,632       3,217       2,497
Intangible Assets                                     7,649       7,377       7,808       5,548         379
Total Assets                                        145,853     124,618     113,617      97,495      96,713
Long-Term Debt                                       36,335      23,420      16,022      15,693      20,086
Retained Earnings                                    71,781      65,686      58,588      52,592      45,469
Shareholders' Equity                                 71,080      63,158      62,384      53,497      48,340
                                                ____________________________________________________________
FINANCIAL RATIOS
Current Ratio                                           2.5         2.3         2.2         2.3         2.4
Debt to Invested Capital                               33.8%       27.1%       20.4%       22.7%       29.4%
Net Income Return on Beginning Equity                  16.5%       20.2%       16.5%       20.1%       23.8%
Pretax Income Coverage of Interest
 and Preferred Dividends                                6.0        11.7         9.9         9.0         5.7
                                                ____________________________________________________________
OTHER
Price Range of Common Stock - High                   $23.50    $22.3125      $13.50     $11.625     $9.9375
                              Low                   $15.625      $10.50       $9.75       $8.00       $6.50
Number of Shareholders                                1,522       1,612       1,795       2,051       2,176
Net Outstanding Common Shares                     6,359,634   6,245,698   6,522,078   6,225,156   5,966,854

This summary should be read in conjunction with the consolidated financial statements and notes thereto.





Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

          Comparison of 1993 and 1992 Kysor Industrial Corporation's 1993 total sales and revenues were $273.9 million, up 3.8 percent from 1992. Net income, before the accounting change for postretirement benefits, was $10.1 million compared to $9.1 million reported in 1992. Primary earnings per share before the accounting change was $1.62 in 1993, compared to $1.52 per share in 1992. Primary earnings per share after the accounting change was $.27 per share in 1993. Included in 1993 results is a provision for environmental matters amounting to $.14 per share, which are described in greater detail under Note 11, while 1992 results include a provision for litigation equaling $.18 per share. The increase in 1993 profitability resulted primarily from the increases in the Transportation Products Group where they benefited from the best Class-8 heavy-duty truck market since 1979 and the increased market penetration of Kysor's injection molded polymer engine fans.

          On December 21, 1990, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard #106 ("SFAS #106"), effective for 1993. SFAS #106 requires employers to accrue the cost of postretirement benefits other than pensions during the working careers of active employees instead of expensing the benefits when paid as allowed under prior rules. Actuarial valuation of the Company's transition obligation is $7.5 million (net of tax). In addition to the transition obligation, the Company is now required to accrue recurring annual postretirement benefits higher than the "pay as you go" expense. This additional accrual was $564,000 for 1993. The Company elected to record the transition obligation as a charge against income during the first quarter, 1993.

          In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard #112 ("SFAS #112") which requires employers, effective for fiscal years beginning after December 15, 1993, to recognize the liability for postemployment benefits provided to former or inactive employees. The Company has reviewed the requirements of SFAS #112 and determined that the impact on the Company was not material. The Financial Accounting Standards Board also has adopted SFAS #109, Accounting for Income Taxes effective for years beginning after December 15, 1992 which replaces SFAS #96. There was no material impact on the Company when this standard was adopted in 1993.

          Sales backlogs at the end of 1993 were up 4.6 percent from record levels at year-end 1992.

          The continued improvement in 1993 results allowed Kysor to reduce its long-term debt and improve its debt ratio from 40.8 percent to 38.1 percent at the end of the year, after giving consideration to the decrease in equity resulting from the accrual for postretirement benefits.

          The Company is presently involved in certain environmental proceedings with respect to soil and groundwater contamination in Cadillac, Michigan, as described below under the heading "Liquidity and Capital Resources" and in Note 11, Contingent Liabilities. In addition, the Company is involved in various other legal proceedings including certain proceedings involving allegedly contaminated sites with respect to which the Company has been named a potentially responsible party under the Federal Superfund law or comparable state laws. Although discovery in certain of these proceedings has not been completed, subject to the contingencies discussed in Note 11, the information presently available to management does not cause management to believe that the ultimate aggregate cost to the Company of such proceedings will result in a material adverse effect on its future financial condition or results of operation.

          Comparative summaries and review of operations for the two business groups follows:


TRANSPORTATION PRODUCTS

  AMOUNTS IN THOUSANDS       1993       1992        1991

  Net Sales              $ 86,862   $ 74,503     $69,923
  Operating Profit         11,447      7,864       3,026


          Sales in the Transportation Products Group increased 16.6 percent and operating profit increased 45.6 percent compared to 1992. The increase in sales and the significant increase in operating profit are the result of improved market conditions in the heavy-duty truck market and the positive impact of cost containment measures initiated over the past years. Backlogs at year-end 1993 were 22.9 percent above year-end 1992 levels and set the stage for another outstanding year in 1994.

          During 1993, the Company's Kysair injection molded fan continued to gain market share, both domestically and internationally. As a result of that success, Kysor approved capital expenditures for 1994 which will establish manufacturing capabilities in the United Kingdom and management is currently studying a similar expansion into Korea.


COMMERCIAL PRODUCTS

  AMOUNTS IN THOUSANDS        1993          1992           1991

  Net Sales               $185,745      $187,671       $153,710
  Operating Profit          19,913        21,052         11,388

          Commercial Products Group sales and operating profits decreased slightly as a result of the trimming of expansion plans by a major customer in the Kysor/Warren division during 1993.
Kysor/Needham, the group's walk-in cooler manufacturer, increased sales 13.8 percent and made significant inroads in Mexico where sales increased substantially year-over-year. Additionally, in February 1994, Kysor purchased another cooler and panel manufacturer, Kalt Manufacturing
Co., Inc., with manufacturing facilities in Portland, Oregon and Phoenix, Arizona.

               Backlogs at year-end 1993 and 1992 for the Commercial Products Group were approximately $48.0 million.


          Comparison of 1992 and 1991 Kysor Industrial Corporation's 1992 total sales and revenues were $264 million, up 17.3 percent from 1991. Net income was $9 million compared to a loss of $726,000 in 1991. Primary earnings per share were $1.52 in 1992 compared to a loss of $.35 per share in 1991. 1991's loss was the result of establishing a $4.0 million provision for a judgment in a commercial lawsuit equaling $.49 per share. Although the Company was in the process of appealing the verdict in the lawsuit, the parties, on December 15, 1992, reached an acceptable settlement agreement. The settlement was adequately reserved in 1991 and had no adverse effect on income in 1992. The increase in 1992 sales and revenue and its positive impact on profits resulted from improvement in all six domestic divisions, particularly the commercial refrigeration division where Kysor's major customers continued to expand aggressively throughout the year. Included in 1992 results is a $1.5 million provision for litigation which relates primarily to certain environmental proceedings against the Company which is described in greater detail under Note 11, Contingent Liabilities of the 1993 Annual Report to Shareholders.

          International Operations Kysor Industrial Corporation has two foreign manufacturing subsidiaries - Kysor/Warren Refrigeration GmbH, which is part of the Commercial Products Group, and Kysor/Europe, part of the Transportation Products Group.

          Kysor/Warren Refrigeration GmbH, with manufacturing operations in Limburg, Germany, experienced a 19.5 percent increase in sales compared to 1992. The increase in sales was primarily the result of low margin sales to Eastern Europe which contributed to additional losses during 1993. A new German general manager has been hired during 1994 and stringent cost-containment programs have been implemented to stem losses in the future.

          Kysor/Europe, serving the European commercial vehicle truck market, with manufacturing operations located in Hengoed, South Wales, experienced a 29 percent decrease in sales in 1993 compared to 1992. The decrease is primarily attributable to the significant recession in the European markets. Notwithstanding the significant decrease in sales, improved internal controls and cost-containment programs allowed Kysor/Europe to minimize its operating losses at $412,000 in 1993 compared to $346,000 in 1992.




          Liquidity and Capital Resources The Company's debt to invested capital ratio decreased from 40.8 percent at December 31, 1992, to 38.1 percent at December 31, 1993. Working capital at December 31, 1993 was $45.1 million, an increase of $3.5 million from the same period last year. Cash flow generated from operating activities in 1993 was $27.6 million, an increase of $8.7 million over the cash flow generated during 1992. At December 31, 1993, the Company has current maturities of long-term debt amounting to $5.7 million. All temporary borrowings are executed under a $20 million, long-term, revolving credit facility of which none was utilized at December 31, 1993.

          Corporate philosophy is that long-term debt, properly utilized, can contribute to the sustained long-term growth of the Company. In furtherance of this philosophy, the Company will use long-term debt to the point financial flexibility is preserved and undue financial risk is not incurred. The Company's long-term objective is to maintain debt at less than 40 percent of total capitalization.

          Capital expenditures during 1993 were financed through internally generated funds. The Company's capital expenditures for the year were $8.7 million relating primarily to the replacement and improvement of manufacturing equipment. Depreciation and amortization were $7.7 million for 1993. Capital expenditures are expected to increase during 1994, while depreciation and amortization should remain at approximately the same levels.

          The ultimate amount of the environmental cleanup costs associated with the Cadillac, Michigan site described in Note 11 to the financial statements, the amount of costs allocated to the Company and the other contingencies discussed in such note, could impact earnings and liquidity in a material way, could result in the violation of one or more loan covenants and could result in the limitation or discontinuance of the payment of future dividends. However, the Company believes, subject to the referenced contingencies, that anticipated cash flow from operations, available borrowings on the resolving line of credit, and other potential sources of borrowing will be adequate to meet its short- and long-term liquidity and capital resource needs.


Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


           REPORT OF INDEPENDENT ACCOUNTANTS



Kysor Industrial Corporation
Cadillac, Michigan

We have audited the accompanying consolidated balance sheet of Kysor Industrial Corporation and Subsidiaries as of December 31, 1993 and
1992 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kysor Industrial Corporation and Subsidiaries as of December 31, 1993 and
1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

As discussed in Note 8 to the consolidated financial statements, effective January 1, 1993, the Corporation changed its method of accounting for postretirement benefits other than pensions.



Detroit, Michigan
February 14, 1994



                              KYSOR INDUSTRIAL CORPORATION
                            Consolidated Statement of Income
                                  Year Ended December 31,

(Dollars in thousands except per share data)


                                                      1993           1992           1991
                                                 ____________   ____________   ____________


Net sales                                        $    272,607   $    262,174   $    223,643
Interest and other revenues                             1,251          1,623          1,255
                                                 ____________   ____________   ____________

TOTAL SALES AND REVENUES                              273,858        263,797        224,898
                                                 ____________   ____________   ____________


COSTS AND EXPENSES
Cost of sales                                         207,203        199,851        177,562
Selling and administrative expenses                    44,460         43,104         39,283
Interest expense                                        2,162          2,595          3,748
Provision for litigation                                    -          1,500          4,000
Other expenses                                          2,025            720            371
                                                 ____________   ____________   ____________

TOTAL COSTS AND EXPENSES                              255,850        247,770        224,964
                                                 ____________   ____________   ____________
INCOME (LOSS) BEFORE INCOME TAXES AND BEFORE
 CUMULATIVE EFFECT OF ACCOUNTING CHANGE                18,008         16,027            (66)

INCOME TAXES                                            7,910          6,900            660
                                                 ____________   ____________   ____________

INCOME (LOSS) BEFORE CUMULATIVE EFFECT
 OF ACCOUNTING CHANGE                                  10,098          9,127           (726)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
 FOR POSTRETIREMENT BENEFITS (Net of income
 tax benefit of $4,435)                                (7,628)             -              -
                                                 ____________   ____________   ____________


NET INCOME (LOSS)                                       2,470          9,127           (726)

DIVIDENDS ON PREFERRED STOCK (Net of income tax
 benefit of $601, $541 and $542)                          983          1,050          1,053
                                                 ____________   ____________   ____________


EARNINGS (LOSS) APPLICABLE TO COMMON STOCK       $      1,487   $      8,077   $     (1,779)
                                                 ____________   ____________   ____________
                                                 ____________   ____________   ____________


EARNINGS (LOSS) PER COMMON SHARE
PRIMARY - INCOME BEFORE ACCOUNTING CHANGE        $       1.62   $       1.52   $      (0.35)
        - ACCOUNTING CHANGE                             -1.35              -              -
                                                 ____________   ____________   ____________

        - NET EARNINGS (LOSS)                    $       0.27   $       1.52   $      (0.35)
                                                 ____________   ____________   ____________
                                                 ____________   ____________   ____________


FULLY DILUTED - INCOME BEFORE ACCOUNTING CHANGE  $       1.38   $       1.30   $      (0.35)
              - ACCOUNTING CHANGE                       -1.35              -              -
                                                 ____________   ____________   ____________

              - NET EARNINGS (LOSS)              $       0.03   $       1.30   $      (0.35)
                                                 ____________   ____________   ____________
                                                 ____________   ____________   ____________


Weighted ave common shares and equivalents              5,636          5,307          5,101
                                                 ____________   ____________   ____________
                                                 ____________   ____________   ____________


Dividends declared per common share              $       0.44   $       0.40   $       0.55
                                                 ____________   ____________   ____________
                                                 ____________   ____________   ____________



The accompanying notes are an integral part of the financial statements.





                            KYSOR INDUSTRIAL CORPORATION
                             Consolidated Balance Sheet
                   (Dollars in thousands, except per share data)


                                               December 31,   December 31,
ASSETS                                            1993          1992
                                              ____________  ____________


CURRENT ASSETS
Cash and equivalents                          $   21,339    $    6,913
Accounts receivable less $1,546 and
 $1,496 allowance for doubtful accounts           35,968        32,070
Inventories                                       28,409        34,435
Prepaid expenses                                   1,228         1,402
Deferred income taxes                              6,266         5,695
                                              __________    __________


TOTAL CURRENT ASSETS                              93,210        80,515
                                              __________    __________







PROPERTY, PLANT AND EQUIPMENT
Land                                               2,616         2,628
Buildings                                         30,155        29,336
Machinery and equipment                           61,970        55,180
                                              __________    __________

                                                  94,741        87,144
Less accumulated depreciation                     51,918        45,246
                                               __________    __________


TOTAL PROPERTY, PLANT AND EQUIPMENT               42,823        41,898
                                              __________    __________






OTHER ASSETS
Goodwill, patents and other intangibles            2,806         3,046
Cash value of officers' life insurance             9,547         8,589
Deferred income taxes                              4,031             -
Miscellaneous receivables and other assets         4,038         1,802
                                              __________    __________


TOTAL OTHER ASSETS                                20,422        13,437
                                              __________    __________


TOTAL ASSETS                                  $  156,455    $  135,850
                                              __________    __________
                                              __________    __________


The accompanying notes are an integral part of the financial statements.





                         KYSOR INDUSTRIAL CORPORATION
                          Consolidated Balance Sheet
                (Dollars in thousands, except per share data)
                                  (continued)

                                              December 31,   December 31,
LIABILITIES                                       1993          1992
                                              ____________  ____________


CURRENT LIABILITIES
Current maturities of long-term debt          $    5,670    $    1,595
Accounts payable                                  14,353        14,388
Accrued income taxes payable                       2,426         1,719
Accrued expenses and contingent liabilities       25,699        21,204
                                              __________    __________


TOTAL CURRENT LIABILITIES                         48,148        38,906

Long-term debt, less current maturities,
 plus guarantee of ESOP indebtedness              33,673        36,521
Deferred income taxes                                  -         1,108
Accumulated postretirement benefit obligation     12,628             -
Other long-term liabilities                        7,313         6,410
                                              __________    __________


TOTAL LIABILITIES AND DEFERRED CREDITS           101,762        82,945
                                              __________    __________



PREFERRED SHAREHOLDERS' EQUITY
Employee Stock Ownership Plan Preferred Stock,
 shares authorized 5,000,000; outstanding
 810,163 and 814,612 stated value of $24.375      19,748        19,856
Unearned deferred compensation under
 employee stock ownership plan                   (16,175)      (17,039)
                                              __________    __________

TOTAL PREFERRED SHAREHOLDERS' EQUITY               3,573         2,817
                                              __________    __________


COMMON SHAREHOLDERS' EQUITY
Common stock, $1 par value, shares authorized
 30,000,000, outstanding 5,467,840
 and 5,332,201                                     5,468         5,332
Additional paid-in capital                         3,386         1,631
Retained earnings                                 43,997        44,908
Translation adjustment                               286           627
Notes receivable-common stock
 99,116 and 104,188 shares                        (1,319)       (1,364)
Unearned deferred compensation under
 employee stock ownership plan                      (698)       (1,046)
                                              __________    __________

TOTAL COMMON SHAREHOLDERS' EQUITY                 51,120        50,088
                                              __________    __________


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $  156,455    $  135,850
                                              __________    __________
                                              __________    __________





                           KYSOR INDUSTRIAL CORPORATION
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                               Year Ended December 31,
                               (Amounts in thousands)

                                                        1993       1992       1991
                                                       _____      _____      _____


CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
 Net income (loss)                                    $2,470     $9,127      ($726)
 Adjustments to reconcile net income (loss) to
  net cash provided (used) by operating activities:
   Cumulative effect of change in accounting for
    Postretirement Benefits (net of tax benefits)      7,628          -          -
   Depreciation and amortization                       7,654      7,650      7,713
   Provision for losses on accounts receivable           544      1,031        462
   (Gain) Loss on sales of fixed assets                    7        (13)        (2)
   Deferred compensation (ESOP)                        1,212      1,212      1,226
   Deferred income taxes                              (1,275)    (1,328)    (1,678)
   Changes in assets and liabilities providing
    (consuming) cash:
     Accounts receivable                              (4,442)    (5,811)     6,831
     Inventories                                       6,026      3,191      4,296
     Prepaid expenses                                    174       (763)       153
     Accounts payable                                   (153)     2,177     (2,468)
     Accrued expenses and contingent liabilities       4,495      1,267        671
     Accrued income taxes payable                      1,781      1,604      1,177
     Other long-term liabilities                       1,467       (420)     1,069
                                                     _______    _______    _______

NET CASH PROVIDED BY OPERATING ACTIVITIES             27,588     18,924     18,724
                                                     _______    _______    _______


CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
 Additions to property and equipment                  (8,653)    (3,919)    (4,956)
 Proceeds from sales of property and equipment           307        458        326
 Decrease (Increase) in other long-term assets        (3,194)    (1,168)      (917)
 Unrealized translation gain (loss)                     (341)      (658)      (347)
                                                     _______    _______    _______

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES     (11,881)    (5,287)    (5,894)
                                                     _______    _______    _______


CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
 Current borrowings                                    1,593          -        935
 Principal payments against long-term debt              (366)    (9,189)    (9,814)
 Proceeds from issuance of common stock                1,355      1,784         81
 Purchase of common stock                                  -          -     (1,000)
 Common stock and preferred stock dividends paid      (3,863)    (3,658)    (4,783)
                                                     _______    _______    _______


NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES      (1,281)   (11,063)   (14,581)
                                                     _______    _______    _______


NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS       14,426      2,574     (1,751)

CASH AND EQUIVALENTS AT BEGINNING OF YEAR              6,913      4,339      6,090
                                                     _______    _______    _______


CASH AND EQUIVALENTS AT END OF YEAR                  $21,339     $6,913     $4,339
                                                     _______    _______    _______
                                                     _______    _______    _______



The accompanying notes are an integral part of the financial statements.



KYSOR INDUSTRIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Shareholders' Equity
(Dollars in thousands, except per share data)
                                                   Unearned      Total
                                                   Deferred      Preferred
                                     Preferred     Compensation  Shareholders'
                                     Stock         ESOP          Equity
BALANCE, DECEMBER 31, 1990                $19,982      ($18,780)       $1,202
Employee Stock Ownership Plan,
deferred compensation earned                    0           877           877
Purchase of common stock, returned
to an unissued status (85,180
shares)                                         0             0             0
Preferred stock distributions (1,933
shares for 5,345 shares of common)            (47)            0           (47)
Exercise of employee stock options,
8,005 shares issued                             0             0             0
Collections of notes receivable                 0             0             0
Forfeitures of notes receivable                 0             0             0
Translation adjustment on
investments in foreign subsidiaries             0             0             0
Net income (loss)                               0             0             0
Preferred stock dividends (net of
income tax benefit of $542)                     0             0             0
share                                           0             0             0
BALANCE, DECEMBER 31, 1991                 19,935       (17,903)        2,032
Employee Stock Ownership Plan,
deferred compensation earned                    0           864           864
Preferred stock distributions (3,223
shares for 8,040 shares of common)            (79)            0           (79)
Exercise of employee stock options,
172,975 shares issued                           0             0             0
Collections of notes receivable                 0             0             0
Translation adjustment on
investments in foreign subsidiaries             0             0             0
Net income                                      0             0             0
Preferred stock dividends (net of
income tax benefit of $541)                     0             0             0
Common dividends declared, $ .40 per
share                                           0             0             0
BALANCE, DECEMBER 31, 1992                 19,856       (17,039)        2,817
Employee Stock Ownership Plan,
deferred compensation earned                    0           864           864
Preferred stock distributions (4,449
shares for 6,528 shares of common)           (108)            0          (108)
Exercise of employee stock options,
129,111 shares issued                           0             0             0
Collections of notes receivable                 0             0             0
Translation adjustment on
investments in foreign subsidiaries             0             0             0
Net income                                      0             0             0
Preferred stock dividends (net of
income tax benefit of $601)                     0             0             0
share                                           0             0             0
BALANCE, DECEMBER 31, 1993                $19,748      ($16,175)       $3,573


KYSOR INDUSTRIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Shareholders' Equity
(Dollars in thousands, except per share data)
                                                   Paid-In       Retained
                                     Common Stock  Capital       Earnings
BALANCE, DECEMBER 31, 1990                 $5,264            $0       $44,948
                                                0             0             0
Employee Stock Ownership Plan,
deferred compensation earned                    0             0             0
Purchase of common stock, returned
to an unissued status (85,180
shares)                                       (85)            0          (915)
Preferred stock distributions (1,933
shares for 5,345 shares of common)              5             0            41
Exercise of employee stock options,
8,005 shares issued                             8             0            36
Collections of notes receivable                 0             0             0
Forfeitures of notes receivable               (41)            0          (548)
Translation adjustment on
investments in foreign subsidiaries             0             0             0
Net income (loss)                               0             0          (726)
Preferred stock dividends (net of
income tax benefit of $542)                     0             0        (1,053)
share                                           0             0        (2,869)
BALANCE, DECEMBER 31, 1991                  5,151             0        38,914
Employee Stock Ownership Plan,
deferred compensation earned                    0             0             0
Preferred stock distributions (3,223
shares for 8,040 shares of common)              8            70             0
Exercise of employee stock options,
172,975 shares issued                         173         1,561             0
Collections of notes receivable                 0             0             0
Translation adjustment on
investments in foreign subsidiaries             0             0             0
Net income                                      0             0         9,127
Preferred stock dividends (net of
income tax benefit of $541)                     0             0        (1,050)
Common dividends declared, $ .40 per
share                                           0             0        (2,083)
BALANCE, DECEMBER 31, 1992                  5,332         1,631        44,908
Employee Stock Ownership Plan,
deferred compensation earned                    0             0             0
Preferred stock distributions (4,449
shares for 6,528 shares of common)              7           101             0
Exercise of employee stock options,
129,111 shares issued                         129         1,654             0
Collections of notes receivable                 0             0             0
Translation adjustment on
investments in foreign subsidiaries             0             0             0
Net income                                      0             0         2,470
Preferred stock dividends (net of
income tax benefit of $601)                     0             0          (983)
share                                           0             0        (2,398)
BALANCE, DECEMBER 31, 1993                 $5,468        $3,386       $43,997


KYSOR INDUSTRIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Shareholders' Equity
(Dollars in thousands, except per share data)
                                                                 Unearned
                                                   Notes         Deferred
                                     Translation   Receivable-   Compensation
                                     Adjustment    Common Stock  ESOP
BALANCE, DECEMBER 31, 1990                 $1,632       ($2,042)      ($1,744)
Employee Stock Ownership Plan,
deferred compensation earned                    0             0           349
Purchase of common stock, returned
to an unissued status (85,180
shares)                                         0             0             0
Preferred stock distributions (1,933
shares for 5,345 shares of common)              0             0             0
Exercise of employee stock options,
8,005 shares issued                             0             0             0
Collections of notes receivable                 0            38             0
Forfeitures of notes receivable                 0           589             0
Translation adjustment on
investments in foreign subsidiaries          (347)            0             0
Net income (loss)                               0             0             0
Preferred stock dividends (net of
income tax benefit of $542)                     0             0             0
share                                           0             0             0
BALANCE, DECEMBER 31, 1991                  1,285        (1,415)       (1,395)
Employee Stock Ownership Plan,
deferred compensation earned                    0             0           349
Preferred stock distributions (3,223
shares for 8,040 shares of common)              0             0             0
Exercise of employee stock options,
172,975 shares issued                           0             0             0
Collections of notes receivable                 0            51             0
Translation adjustment on
investments in foreign subsidiaries          (658)            0             0
Net income                                      0             0             0
Preferred stock dividends (net of
income tax benefit of $541)                     0             0             0
Common dividends declared, $ .40 per
share                                           0             0             0
BALANCE, DECEMBER 31, 1992                    627        (1,364)       (1,046)
Employee Stock Ownership Plan,
deferred compensation earned                    0             0           348
Preferred stock distributions (4,449
shares for 6,528 shares of common)              0             0             0
Exercise of employee stock options,
129,111 shares issued                           0             0             0
Collections of notes receivable                 0            45             0
Translation adjustment on
investments in foreign subsidiaries          (341)            0             0
Net income                                      0             0             0
Preferred stock dividends (net of
income tax benefit of $601)                     0             0             0
share                                           0             0             0
BALANCE, DECEMBER 31, 1993                   $286       ($1,319)        ($698)



KYSOR INDUSTRIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Shareholders' Equity
Dollars in thousands, except per share data)
                                     Total Common  Total
                                     Stockholders' Shareholders'
                                     Equity        Equity
BALANCE, DECEMBER 31, 1990                $48,058       $49,260
Employee Stock Ownership Plan,
deferred compensation earned                  349         1,226
Purchase of common stock, returned
to an unissued status (85,180
shares)                                    (1,000)       (1,000)
Preferred stock distributions (1,933
shares for 5,345 shares of common)             46            (1)
Exercise of employee stock options,
8,005 shares issued                            44            44
Collections of notes receivable                38            38
Forfeitures of notes receivable                 0             0
Translation adjustment on
investments in foreign subsidiaries          (347)         (347)
Net income (loss)                            (726)         (726)
Preferred stock dividends (net of
income tax benefit of $542)                (1,053)       (1,053)
share                                      (2,869)       (2,869)
BALANCE, DECEMBER 31, 1991                 42,540        44,572
Employee Stock Ownership Plan,
deferred compensation earned                  349         1,213
Preferred stock distributions (3,223
shares for 8,040 shares of common)             78            (1)
Exercise of employee stock options,
172,975 shares issued                       1,734         1,734
Collections of notes receivable                51            51

Translation adjustment on
investments in foreign subsidiaries          (658)         (658)
Net income                                  9,127         9,127
Preferred stock dividends (net of
income tax benefit of $541)                (1,050)       (1,050)
Common dividends declared, $ .40 per
share                                      (2,083)       (2,083)
BALANCE, DECEMBER 31, 1992                 50,088        52,905
Employee Stock Ownership Plan,
deferred compensation earned                  348         1,212
Preferred stock distributions (4,449
shares for 6,528 shares of common)            108             0
Exercise of employee stock options,
129,111 shares issued                       1,783         1,783
Collections of notes receivable                45            45
Translation adjustment on
investments in foreign subsidiaries          (341)         (341)
Net income                                  2,470         2,470
Preferred stock dividends (net of
income tax benefit of $601)                  (983)         (983)
share                                      (2,398)       (2,398)
BALANCE, DECEMBER 31, 1993                $51,120       $54,693

The accompanying notes are an integral part of the financial statements.


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The consolidated financial statements include the accounts of Kysor Industrial Corporation and all of its subsidiaries
("Kysor" or "Company").

Foreign Currency Translation
Translation adjustments have been accumulated as a separate component of Shareholders' Equity.

Cash and Equivalents
Kysor considers all highly-liquid debt instruments purchased with a maturity of less than one year to be cash equivalents.

Inventories
Inventories are generally stated at the lower of FIFO (first in, first out) cost or market. Kysor has one subsidiary on LIFO (last in, first out), the inventory value of which was $828,000 and $735,000 lower than it would have been under FIFO at December 31, 1993 and 1992, respectively.

Property, Plant and Equipment and Depreciation
Property, plant and equipment are stated at cost. Depreciation is computed by the straight-line method based on the estimated useful lives of the assets.

Buildings are depreciated over lives ranging from 10 to 40 years.
Machinery, equipment, and office furniture are depreciated over lives ranging from 3 to 25 years.

When properties are retired, the cost of such properties, net of accumulated depreciation and any salvage proceeds, is reflected in income.

Goodwill
Goodwill, resulting from the excess of cost over the net assets of purchased companies, is amortized on a straight-line basis over periods not exceeding 20 years.

Income Taxes
In 1993, the Company adopted Statement of Financial Accounting Standards # 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse (see
Note 10).

Prior to 1993, the provision for income taxes was based on income and expenses included in the accompanying consolidated statements of operations. Differences between taxes so computed and taxes payable under applicable statutes and regulations were classified as deferred taxes arising from timing differences.

Financial Instruments
The Company has cash, cash equivalents, and long-term debt which are considered financial instruments. The market values of these financial instruments, as determined through information obtained from banking sources and management estimates, approximate their carrying values.

Pension and Retirement Plans
Annual provisions for pension and retirement plan costs recognize amortization of prior service costs over the expected service period of active employees. Accrued pension costs are funded annually to the extent deductible for federal income tax purposes.

In 1993, the Company adopted Financial Accounting Standards # 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" which requires the accrual of postretirement benefits such as health care and life insurance during the working careers of active employees instead of expensing the benefits when paid as allowed under prior rules (see Note 8).

Product Warranty Costs
Anticipated costs related to product warranty are expensed in the period of sale.

Environmental Costs
Environmental expenditures that relate to current or future revenues are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenues, are expensed. Liabilities are recorded when environmental assessments and/or cleanups are probable and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with Kysor's commitment to a formal plan of action.

NOTE 2. BALANCE SHEET INFORMATION

(amounts in thousands)

The following information is provided as of December 31:

Inventories                                        1993     1992

Finished products                               $ 5,338  $ 7,442
Work-in-process                                   8,973    9,689
Raw materials                                    14,098   17,304
                                                $28,409  $34,435


Nonoperating Properties
Nonoperating properties included in property, plant and equipment are as follows:

                                                   1993     1992

Land                                             $  118   $  134
Buildings                                           654      654
                                                    772      788
Less accumulated depreciation                       100      100
                                                 $  672   $  688

Nonoperating properties held for resale are stated at cost less accumulated depreciation, which amounts are not in excess of net realizable value.

Goodwill, Patents and Other Intangible Assets      1993      1992

Goodwill                                          4,868      4,968
Less accumulated amortization                     2,062      1,922
                                                $ 2,806    $ 3,046


Accrued Expenses and Contingent Liabilities        1993      1992

Compensation                                    $ 5,744    $ 3,689
Workers' compensation insurance                   5,078      4,483
Warranty                                          4,120      4,010
Litigation                                        2,900      2,900
Other                                             7,857      6,122
                                                $25,699    $21,204

NOTE 3. FINANCING
(amounts in thousands)

Long-term debt consists of the following:
                                                       Years Ended December 31,
                                                          1993            1992
Long-Term Debt
Term note, $750 quarterly principal payments,
  beginning 1994, plus interest at 9.9%                $ 15,000         $15,000
Loan agreement for Kysor Industrial Corporation
  Employee Stock Ownership Plan, $1,250 semiannual
  principal payments beginning 1996, plus interest
   at 8.36%                                              20,000          20,000
Other, $2,321 principal payments due in,
  1994, plus interest at rates ranging from 5.0%
  to 8.0%                                                 3,646           2,070

Loan Guarantee
Loan guarantee for Kysor Industrial Corporation
  Employee Stock Ownership Plan, $174 semiannual
  principal payments, plus interest at 7.0%                 697           1,046
                                                         39,343          38,116
Less current maturities                                   5,670           1,595
                                                        $33,673         $36,521

At December 31, 1993, the Company maintained revolving credit agreements with two banks which provide for borrowings up to $20 million. At December 31, 1993, there were no outstanding borrowings under this facility. Interest rates are fixed at the date of borrowing based on current LIBOR or CD rates plus a spread of .75 - 1.0 percent. An annual commitment fee of .375 percent is paid on the unused balance. In January 1994, the Company entered into a modification of the revolving credit terms which reduced the spread on LIBOR borrowing to .50 percent and reduced the annual commitment fee to .25 percent. The Company has an interest rate swap under which the variable rate of interest on the $15 million term note is converted to a fixed rate.

During the years ended December 31, 1993 and 1992, there was no short-term debt.

Aggregate maturities of obligations under long-term debt, during the next five years ended December 31, are as follows:

(amounts in thousands)
   1994                           1995    1996    1997     1998

Maturities of Long-Term Debt    $5,670  $3,349  $4,250   $5,500
$5,500

Under various loan arrangements, Kysor is subject to certain restrictions relating, among other things, to the creation of indebtedness, the maintenance of minimum consolidated working capital, the payment of dividends, and the purchase of common stock.

Interest paid was $2,073,000, $3,039,000, and $3,348,000 for the years ended December 31, 1993, 1992, and 1991, respectively.

NOTE 4. STOCK OPTION PLANS
As of December 31, 1993, Kysor administered its 1980 Nonqualified Stock Option Plan; 1983 Incentive Stock Option Plan; 1984 Stock Option Plan; 1987 Stock Option and Restricted Stock Plan, and 1993 Long-Term Incentive Plan which was approved by Shareholders on April 30, 1993. Options may be granted to officers, directors, and key employees to purchase common shares of the Company's stock at a price equal to the mean market value of such stock at the date of the grant. All options granted prior to January 1, 1990 are exercisable at the date of grant, except for a nonqualified stock option for 100,000 shares granted to the Chairman of the Board on January 30, 1987 which vested at the rate of 20 percent per year through January 30, 1991. All options granted after January 1, 1990 vest at the rate of 20 percent at time of grant and 20 percent each year thereafter, except for the final 20 percent which vests only upon exercise and retention for one year of the entire vested 80 percent.

Changes in options outstanding for the years ended December 31, 1992 and 1993 are as follows:

                          Number of  Number of
                            Shares   Optioned
                           Reserved   Shares    Option  Price Range    Total
Balance December 31, 1991  574,391  1,587,256  $ 3.875 - $19.125    19,913,818
  Granted                 [377,000]   377,000    7.8125-  16.1875    3,164,500
  Terminated               114,950   [114,950]   7.25  -  18.6875   [1,337,576]
  Exercised                      -   [207,156]   3.875 -  14.375    [1,753,905]
Balance December 31, 1992  312,341  1,642,150    7.25  -  19.125    19,986,837
  Granted                 [288,500]   288,500   16.3125-  18.9375    5,384,719
  Terminated                59,700    [59,700]   7.25  -  19.125      [668,300]
  Exercised                      -   [138,650]   7.25  -  18.6875   [1,488,494]
  1993 Long-Term Incentive Plan
                         1,000,000          -       -           -            -
Balance December 31, 19931,083,541  1,732,300  $ 7.25   -$19.125    $23,214,762
At December 31, 1993, 1,179,470 of the shares granted were exercisable. The fair market value of options exercised in 1993 ranged from $15.50 to $20.4375 per share for a total market value of $2,591,225. The fair market value of options exercised in 1992 ranged from $9.0625 to $18.8125 for a total market value of $3,411,376.

In 1989, optionees executed 4.5 percent nonrecourse installment purchase agreements of $2,090,793 with respect to 157,128 shares previously granted under the nonqualified plans. During 1991, three optionee participants relinquished their stock option loans in the amount of $589,383 and forfeited the attendant 41,150 common shares. Under the terms of the installment purchase agreements, the shares are pledged as collateral and the extension of credit is subject to Federal Reserve Bank Regulation
G. Required annual payments are calculated using a 15-year amortization with a balloon payment due within the original life of the option being exercised. The participants have limited rights of principal deferral in cases of hardship. The Board of Directors, in January 1992, passed a resolution to permit participants to defer the 1992 principal payments to the end of the loan. Dividends paid, in respect to the shares, are received by the Company and first applied to accrued interest and then to principal.

NOTE 5. COMMON STOCK REPURCHASED
In October 1991, Kysor purchased 85,108 shares of its Common
Stock for $11.75 per share in accordance with an agreement, granted in conjunction with restricted stock issued for the 1986 acquisition of Medallion Instruments, Inc.

NOTE 6. PREFERRED STOCK
On February 24, 1989, Kysor sold 820,513 shares of newly issued 8 percent cumulative Series A Convertible Voting Preferred Stock, $24.375 stated value per share (the "Convertible Stock"), to the Kysor Industrial Corporation Employee Stock Ownership Plan (the "ESOP"). The Convertible Stock may be voluntarily converted at the option of the holder, unless previously redeemed, into shares of Kysor Industrial Corporation Common Stock (the "Common Stock") on a one-for-one basis, subject to certain antidilution adjustments, and will convert automatically into Common Stock (in certain instances subject to a conversion floor equal to liquidation value of $24.375 per share plus accrued and unpaid dividends) if transferred to a holder other than the ESOP or another Kysor Industrial Corporation employee benefit plan. The Convertible Stock is subject to redemption by the Company. Each share of Convertible

Stock entitles its holder to one vote on all matters submitted for a vote of shareholders, again subject to possible antidilution adjustments. The Convertible Stock ranks senior to the Common Stock and is at least on a parity with any other series of Preferred Stock that may be subsequently issued.

Preferred Stock issued and outstanding was 810,163 and 814,612 shares at December 31, 1993 and 1992, respectively. Preferred shares allocated to ESOP participants were 35,463 for each of the years ended December 31, 1993 and 1992.

NOTE 7. EARNINGS PER COMMON SHARE
Primary earnings per common share have been computed using the weighted average shares of Common Stock and dilutive Common Stock equivalents outstanding during the year. The Convertible Stock has been determined not to be a Common Stock equivalent.

Fully diluted earnings per common share are calculated assuming the conversion of the Convertible Stock to Common Stock as well as other dilutive assumptions.

NOTE 8. PENSION AND RETIREMENT  PLANS
Kysor has several noncontributory defined benefit pension plans and defined contribution plans covering substantially all of its domestic employees. The defined benefit plans provide benefits based on the participants' years of service and compensation or stated amounts for each year's service. The Company's funding policy is to make annual contributions as required by contract or applicable regulations.

The pension cost components were:

(amounts in thousands)                              Years Ended December 31,

                                                       1993    1992      1991
Defined Benefit Plans:
  Service cost benefits earned during period         $1,905    $1,497   $1,595
  Interest cost on projected benefit obligation       3,388     3,024    2,858
  Actual investment return on plan assets            [6,001]   [3,434]  [6,937]
  Net amortization and deferral                       2,967       670    4,347
  Net periodic pension cost                          $2,259    $1,757   $1,863

Assumptions used in the accounting were:
                                               Years Ended December 31,

                                                 1993   1992   1991

Discount rates                                   8.0%   8.0%   8.0%
Rates of increase in compensation levels         5.4%   5.3%   6.0%
Expected long-term rate of return on assets      8.0%   8.0%   8.0%

The following table sets forth the funded status and amounts recognized in the Company's statement of financial position for defined benefit plans:

(amounts in thousands)                    Years Ended December 31,

                                         1993                 1992
                                    Plans in Which         Plans in Which
                                    Assets    Accum.       Assets    Accum.
                                    Exceed   Benefits      Exceed    Benefits
                                    Accum.    Exceed       Accum.    Exceed
                                   Benefits   Assets      Benefits   Assets

Actuarial present value of benefit obligations:
  Vested benefit obligation       $[30,503]   $[3,239]     $[28,375]   $[3,336]

  Accumulated benefit obligation  $[32,955]   $[5,804]     $[30,475]   $[4,919]

  Projected benefit obligation    $[38,434]   $[7,432]     $[35,490]   $[5,551]

Plan assets at fair market value     49,267         -        42,376          -
Projected benefit obligation (in excess of)
  or less than plan assets           10,833    [7,432]        6,886     [5,551]
Unrecognized net (gain) or loss      [6,782]    1,678        [4,703]       677
Prior service cost not yet recognized in
  net periodic pension cost             778        82           966         98
Unrecognized net (asset) obligation
  at January 1,                      [1,980]      779        [2,229]       890
Pension asset (liability) recognized in the
  statement of financial position   $ 2,849   $[4,893]       $  920    $[3,886]

At both December 31, 1993 and 1992, 100 percent of plan assets was invested in publicly traded stocks, bonds, and money market investments.

In 1985, Kysor adopted a nonqualified, unfunded supplemental executive retirement plan for senior management. Kysor has purchased life insurance policies on the lives of participants and is the sole owner and beneficiary of such policies. The amount of coverage is designed to provide sufficient revenues to cover all costs of the plan if the assumptions made as to mortality experience, policy earnings, and other factors are realized. The Company is charging earnings with the present value of the future cost of the plan over the remaining working life of the participants. In addition, life insurance premiums, in excess of the increase in cash value of the policies, are expensed as a period cost.

In September 1985, Kysor established an Employee Stock Ownership Plan ("ESOP") and trust for its domestic salaried employees. The ESOP authorized the trust to borrow $3,487,000 from a bank in September 1985. The proceeds were used to purchase 357,668 shares of common stock at $9.75 per share, that being the mean market price on the New York Stock Exchange on August 22, 1985, the day preceding the date the transaction was agreed upon. The Company has guaranteed the loan and is obligated to contribute sufficient cash to the ESOP to enable it to repay the loan principal ($349,000 annually) plus interest.

In February 1989, Kysor expanded the ESOP with the sale to the ESOP of $20 million of newly issued Series A Convertible Voting Preferred Stock from the Company (see Note 6). The ESOP purchase of Preferred Stock was financed by a loan from the Company which issued a $20 million, 15-year ESOP note to raise the necessary funds. In 1993, 1992, and 1991, dividends on Preferred Stock of $1,584,000, $1,591,000, and $1,595,000 plus interest expense of $88,000, $81,000, and $77,000, respectively, were used to service the debt obligation related to the ESOP. The Company amortized $864,000 in 1993 and 1992, and $877,000 in 1991, of unearned deferred compensation relating to the shares allocated for the year as a percentage of the total shares to be allocated.

Postretirement Health and Life Insurance Benefits
Kysor provides certain defined health care and life insurance benefits for retired employees. All salaried and certain hourly employees may become eligible for these benefits if they reach retirement age while working for the Company. Effective January 1, 1993, the Company adopted Statement of Accounting Standards #106, "Employers accounting for Postretirement Benefits other than Pensions" ("'SFAS #106"). SFAS #106 requires the accrual method of accounting for postretirement health care and life insurance benefits based on actuarially determined cost to be recognized over the period from the date of hire to the full eligibility date of employees who are expected to qualify for such benefits. At January 1, 1993, the Company recognized the full amount of its estimated accumulated postretirement benefit obligation which represents the present value of the estimated future benefits payable to current retirees and a pro rata portion of estimated benefits payable to active employees after retirement. The pretax charge to 1993 earnings for this transition obligation was $12,063,000 ($7,628,000 net of income tax benefit) or $1.35 per share. This amount has been reflected in the consolidated statement of income as the cumulative effect of an accounting change.

The incremental cost in 1993 of accounting for postretirement health care and life insurance benefits under the new accounting method amounted to $564,000, less a deferred tax benefit of $212,000, or $.06 per share. In prior years, the Company expensed claims for postretirement benefits on a pay as you go method. The total pretax amount recognized for retiree health and life insurance benefits in 1993 was $1,352,000. The amounts included in expense for 1992 was $862,000. For the year ended December 31, 1993, the components of periodic expense for these postretirement benefits were as follows:

(amounts in thousands)

Service cost - benefits earned during the year       $  413
Interest cost on accumulated
           postretirement benefit obligation            939
Net periodic benefit costs                           $1,352

At December 31, 1993, the actuarial and recorded liabilities for these postretirement benefits, none of which have been funded, were as follows:

(amounts in thousands)

Accumulated postretirement benefit obligation (APBO):
        Retirees                                    $10,191
        Fully eligible active plan participants       1,146
        Other active participants                     1,429
        Total APBO                                   12,766
       Fair market value of plan assets                   -
        Accumulated postretirement benefit
             obligation in excess of plan assets     12,766
         Unrecognized net (loss)                       [138]
Accrued postretirement benefit liability at
    December 31, 1993                               $12,628

The accumulated postretirement benefit obligation was determined using the unit credit method and an assumed discount rate of 8 percent. The assumed gross claim health care trend rate used for under age 65 claims was 10 percent in 1993, graded uniformly down to 5.5 percent in 2005 and level thereafter. For ages 65 and over claims, the assumed trend rate was 8 percent in 1993, graded uniformly down to 5.5 percent in 2005 and level thereafter. A 1 percent increase each year in the health care cost trend rate used would have resulted in a $129,000 increase in the aggregate service and interest components of expense for the year ended December 31, 1993, and a $1,279,000 increase in the accumulated postretirement benefit obligation at December 31, 1993.

The Company has a continuing deferred compensation arrangement with Raymond A. Weigel former chairman which provides for annual payments of $350,000.

NOTE 9. LEASE COMMITMENTS
Kysor leases some real estate and equipment. In most cases, management expects that in the normal course of business these leases will be renewed and replaced by other leases. Kysor has future minimum rental payments required through 1998 under operating leases that have initial or remaining noncancelable lease terms in excess of one year in the following amounts:

(amounts in thousands)               Years Ended December 31,

                                  1994    1995    1996    1997    1998

Future minimum rental payments    $966    $513    $368    $342    $475

In addition to fixed rentals, certain of these leases requires
Kysor to pay maintenance, property taxes, and insurance.

Rental expense charged to operations is as follows:

(amounts in thousands)      Years Ended December 31,

                                                 1993       1992      1991

Minimum rentals                                $1,829     $1,909     $1,811
Contingent rentals                                 53         30         31
                                               $1,882     $1,939     $1,842

NOTE 10. INCOME TAXES
The Company adopted Statement of Financial Accounting Standards #109, "Accounting for Income Taxes" ("SFAS #109"), as of January 1, 1993. The cumulative effect of this change in accounting principle was immaterial. Prior years' financial statements have not been restated to apply the provisions of SFAS #109. The adoption of SFAS #109 changes the Company's method of accounting for income taxes from the deferred method using Accounting Principles Board Opinion #11 ("APB #11") to an asset and liability approach.

The provision (credit) for income tax consists of the following:

(amounts in thousands)                   Year Ended December 31,

                                         1993       1992         1991
Currently payable
  Federal                               $7,733     $7,318       $2,025
  State and local                        1,022        800          283
  Foreign                                   55         28            -
  Total currently payable                8,810      8,146        2,308
Deferred
  Federal                                 [790]    [1,076]      [1,268]
  State and local                         [110]      [170]        [154]
  Foreign                                    -          -         [226]
  Total deferred                          [900]    [1,246]      [1,648]
Total Provision                         $7,910     $6,900       $  660

Deferred income taxes, on a SFAS #109 basis, reflect the estimated future tax effect of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

The components of deferred income tax assets and liabilities as of December 31, 1993 are as follows:

(amounts in thousands)
                                         Deferred tax      Deferred tax
                                               assets      liabilities
Post-retirement health care                    $4,644       $    -
Employee benefit plans                          3,147        1,053
Workers' compensation/product liability         2,377            -
Warranty                                        1,100            -
Litigation expense                              1,072            -
Service contract                                  896            -
Slow-moving inventory                             704            -
Bad debts                                         482            -
Environmental costs                               481            -
Vacation pay                                      453            -
Depreciation                                        -        3,693
LIFO reserve at acquisition                         -          535
Other                                             297           75
                                              $15,653      $ 5,356

Deferred income taxes for 1992 and 1991 were derived using guidelines in APB #11. Under APB #11 deferred income taxes result from timing differences in the recognition of revenues and expenses between financial statements and tax returns. The sources of these differences and the related effect of each on the Company's provision for income taxes were as follows:

(amounts in thousands)                          Year Ended December 31,

                                                       1992       1991

Slow-moving inventory                               $ [496]       $148
Workers' compensation/product liability               [433]        336
Depreciation                                          [395]        [58]
Warranty                                              [360]        [61]
Bad debts                                             [156]         22
Service contract                                       [99]       [129]
Reserves for self-insurance                            [72]        521
Foreign earnings                                          -       [226]
Environmental costs                                      90        183
Employee benefit plans                                  127       [622]
Interest                                                145       [145]
Alternative minimum tax                                 150       [150]
Litigation                                              407     [1,477]
Other                                                  [154]        10
                                                    $[1,246]   $[1,648]

Major differences between the income taxes computed using the United States statutory tax rate and the actual income tax expense were as follows:

(amounts in thousands)                      Years Ended December 31,

                                               1993     1992       1991

Federal income taxes at statutory rate      $ 6,303   $ 5,449      $[22]

Nondeductible losses related to foreign
  subsidiaries and other foreign expenses     1,071       981        728
Goodwill                                         84        82         82
State and local income taxes
   (net of Federal benefit)                     593       472         85
Life insurance                                 [165]     [169]      [161]
Other                                            24        85        [52]
Provision for income taxes                  $ 7,910   $ 6,900       $660

Income taxes paid were $7,427,000, $6,245,000, and $1,788,000 for the years ended December 31, 1993, 1992, and 1991, respectively. Income tax refunds were $71,000 in 1993, $283,000 in 1992, and $657,000 in 1991. Domestic operations contributed a profit of $15,305,000, $18,261,000, and $3,513,000 to income before income taxes and before cumulative effect of accounting change for 1993, 1992, and 1991, respectively. Foreign operations sustained a loss of $2,704,000, $2,234,000, and $3,579,000 for the same periods. Income tax benefits of $473,000 and $560,000 have been credited to shareholders' equity for the years ended December 31, 1993 and 1992, respectively, for deemed compensation deductions attributable to stock options. Income tax benefits of $601,000, $541,000, and $542,000 for preferred stock dividends related to the Company's ESOP have been credited to shareholders' equity in 1993, 1992, and 1991, respectively.

NOTE 11. CONTINGENT LIABILITIES
As previously reported, the Company has been involved in ongoing proceedings relating to soil and groundwater contamination at the Cadillac Industrial Park in Cadillac, Michigan.

Since the Company's initial involvement in the referenced proceedings, extensive testing has been performed to determine the extent of contamination at the site. Based upon certain of those tests, in 1989 the United States Environmental Protection Agency ("U.S. EPA") issued a Record of Decision which selected certain cleanup methods for the site and estimated the present value of the costs for selected cleanups. In particular, the EPA estimated the cost for the Company's soil cleanup at $925,000, and estimated the costs for the areawide groundwater cleanup at $15,124,000.

Pursuant to a unilateral administrative order that was issued by the U.S. EPA in 1990 to the Company and other potentially responsible parties ("PRPs"), the Company is continuing to perform design work for remedial action for the area groundwater contamination and for the soil contamination at the Company site. The Company is the only PRP that is complying with the order.
The order was issued pursuant to Section 106 of the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, which authorizes the U.S. EPA to seek treble damages and civil penalties of up to $25,000 per day for violation of an administrative order. The scope of the present order is limited to design work, and does not at this time require the Company or the other PRPs to undertake the construction or implementation of any remedial action.

The Company's design work plan has been approved by the U.S. EPA and, as required by the design work plan, the Company has submitted an Additional Studies Report to the U.S. EPA, which was also approved. As further required by the design work plan, the Company submitted to the U.S. EPA preliminary design documents, which EPA has reviewed up through 95% of the design. The current schedule calls for completion of design work in 1994. The costs presently estimated for completion of the remaining design work, including the incremental work described in the following paragraph, is $90,000. The costs to date for design work have been approximately $1,300,000. Approximately $255,000 of the total estimated design costs relate to the soil cleanup at the Company site, and the Company has previously accrued these estimated cleanup costs.

U.S. EPA recently requested that the Company include two additional areas of groundwater contamination within the area to be addressed by the remediation system which is the subject of the ongoing design work. These additional areas are immediately adjacent to the original area of groundwater contamination covered by the remedial design. Without admitting liability for the contamination, the Company has agreed to include these additional areas in the remedial design. The incremental design and remediation costs are estimated at $40,000 and $310,000, respectively.
As a potential solution to the referenced groundwater contamination, the Company has become a limited partner in Beaver Michigan Associates, a Michigan limited partnership formed to construct a $58 million wood-fired cogeneration plant in Cadillac, Michigan. It is intended that the project would facilitate treatment of the groundwater contamination at the Cadillac Industrial Park. In that regard, the City of Cadillac, also a limited partner in the venture, has established a Local Development Finance Authority ("LDFA") which intends to use tax-generated revenues from the project to service bonds to be issued to pay the capital cost to build the groundwater cleanup facility. It is anticipated that assessments for operating and maintenance costs of the cleanup facility would be shared primarily by the PRPs, including Kysor, as well as other beneficiaries within the Cadillac Industrial Park. In January 1992, Beaver Michigan Associates obtained financing to construct the facility from General Electric Capital Corporation. In 1993, the cogeneration facility construction was completed and the plant began commercial operation. The LDFA is currently pursuing the permanent placement of bonds totally $7.4 million to fund the capital costs to build the cleanup facility.

With respect to the groundwater cleanup discussed above, there are a number of evolving factors that will affect the extent of the Company's liability for these costs. First, the U.S. EPA's cost estimate may be overstated. While detailed estimates cannot be made until completion of the ongoing design work, the initial modeling work performed by the Company's consultants indicates that the U.S. EPA's cost estimate is too high. In addition, the Company is continuing to pursue mixed funding (i.e., partial government funding) from the U.S. EPA and participation of others PRPs, and the extent of funding from these sources is not yet known. The regional office of the U.S. EPA has agreed that mixed funding should be provided for a portion of the remedial design and remedial action, although the actual amount of such funding, if any, is subject to further negotiation with the regional office of the U.S. EPA and final approval by the U.S. EPA headquarters. As described above, the LDFA is presently pursuing the permanent placement of bonds, the proceeds of which would pay the initial capital costs for the cleanup facility and certain future capital costs for continued operation of the facility.
The bond debt would be serviced by tax increment revenues collected by the LDFA from the cogeneration facility. Possible insurance coverage for this matter remains unresolved.

On July 3, 1991, the Michigan Attorney General and Department of Natural Resources commenced a lawsuit in Federal District Court, Western District Michigan against the Company and various other parties seeking to recover expenses allegedly incurred by the State in investigating the nature and extent of contamination at the Cadillac site, incidental expenses associated therewith, fines, penalties, interest, attorneys' fees and damages for injury to the natural resources of the State. Discovery has commenced in this action although it is not yet complete. The suit also seeks a declaratay judgement holding Kysor and others jointly and severally liable for clean-up at the site. The Attorney General asserts that the Department of Natural Resources has expended approximately $3.0 million to date on tests and related studies at the site and provide city water to contaminated areas, for which the Attorney General claims Kysor and others are jointly responsible. The Attorney General also asserts that the State is entitled to statutory interest, which it claims is approximately $1.6 million as of Fall 1992, and noted that under the Michigan Water Resource Commission Act the court in its discretion may impose penalties of up to $10,000 a day ($25,000 a day from May 1990) dating back to the early 1980's. The Attorney General finally asserts that the Company may be responsible for injury to the State's natural resources as well as attorneys fees.

The Company continues to dispute the State's allegations and intends to vigorously defend against the damages sought. Though discovery is not yet complete, the Company believes that many of the costs claimed by the State were duplicative or related to areas of contamination for which the Company is not responsible. The Company also disputes the claimed interest calculation and believes that it is unlikely that material penalties would be imposed due to the continuing efforts of the Company to investigate and remediate the contamination at the site which date back to as early as 1980. If ongoing settlement negotiations are unsuccessful, the Company intends to vigorously defend against the claims to the extent they relate to the testing of contamination not caused by the Company or costs which were duplicative and unnecessary. The Company is investigating the possibility of insurance coverage of the matter and has made cross-claims and third-party claims for contribution against other parties located at this site, including parties involved in the referenced proceeding as a co-defendant.

While it is clear that the Company is responsible for the soil contamination at its site and the Company shares a portion of the responsibility for the groundwater contamination described above, it is presently impossible to provide a precise estimate of the Company's actual liability. Kysor has accrued its best estimate of the liability for soil cleanup costs. As noted above, the U.S. EPA cost figures on the groundwater cleanup are estimates that may be overstated, and the Company continues to aggressively promote the referenced cogeneration project as a means of facilitating a cleanup at the site. The Company is also pursuing insurance coverage as well as mixed funding from the EPA for this matter, but there has been no determination as to the availability or extent of such coverage or funding.
Specifically, with respect to the referenced costs for design and the capital costs of the cleanup work, the Company is not only pursuing insurance coverage and mixed funding, but also intends to seek reimbursement and funding from a bond offering planned by the Cadillac LDFA in connection with the cogeneration project, as described above. The availability of this latter source of reimbursement would depend, among other things, upon the sale of the referenced bonds.

Other contingent liabilities include various legal actions, proceedings and claims which are pending or which may be instituted or asserted in the future against the Company. Litigation is subject to many uncertainties, the outcome of individual matters is not predictable with assurance and it is reasonably possible that some of these other legal actions, proceedings and claims could be decided unfavorable to the Company. Although the liability with regard to these matters at December 31, 1993 cannot be ascertained, it is the opinion of management, after conferring with counsel, that any liability resulting from these other matters should not materially affect the consolidated financial position of the Company and its subsidiaries at December 31, 1993.

NOTE 12. SEGMENT INFORMATION
Kysor Industrial Corporation's operations include two segments: commercial products and transportation products. Operations in the commercial products segment design, manufacture and market refrigerated display cases, energy control systems, refrigerated building systems, and heating and air-conditioning systems. Operations in the transportation products segment design, manufacture and market engine performance systems, engine protection systems, and components and accessories for heavy-duty trucks, other commercial vehicles and marine equipment.

The commercial products segment generated $29.0 million, $48.4 million and $34.7 million of sales and revenues from one customer in the years ended December 31, 1993, 1992 and 1991, respectively. The transportation products segment generated $27.3 million of sales and revenues from one customer in the year ended December 31, 1993.



QUARTERLY FINANCIAL DATA (unaudited)
(amounts in thousands except per share data)

                                           First     Second    Third     Forth      Year
1993                                      Quarter   Quarter   Quarter   Quarter    Total


Total sales and revenues                   $63,909   $69,933   $74,435   $65,581  $273,858

Gross profit                                15,411    16,770    17,272    15,951    65,404

Income before cumulative effect of
 accounting change                           2,105     2,777     3,270     1,946    10,098

Cumulative effect of change in accounting
 for postretirement benefits (net of tax)   (7,628)        -         -         -    (7,628)

Net income (loss)                           (5,523)    2,777     3,270     1,946     2,470

Earnings applicable to common stock         (5,773)    2,528     3,032     1,700     1,487

Primary earnings (loss) per common share
 Income before accounting change              0.33      0.45      0.54      0.30      1.62
 Accounting change                           (1.35)        -         -         -     (1.35)
 Net earnings (loss)                         (1.02)     0.45      0.54      0.30      0.27

Dividends declared per common share           0.10      0.11      0.11      0.12      0.44

- -------------------------------------------------------------------------------------------

                                           First     Second    Third     Forth      Year
1992                                      Quarter   Quarter   Quarter   Quarter    Total


Total sales and revenues                   $55,841   $64,829   $72,379   $70,748  $263,797

Gross profit                                12,511    15,156    17,708    16,948    62,323

Net income                                   1,072     2,343     3,751     1,961     9,127

Earnings applicable to common stock            809     2,081     3,489     1,698     8,077

Primary earnings per common share             0.16      0.40      0.66      0.30      1.52

Dividends declared per common share           0.10      0.10      0.10      0.10      0.40

Included in the fourth quarter of 1993 is a provision for environmental matters of $1,300,000 while included in the fourth quarter of 1992 is a provision for litigation costs of $1,500,000.


Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

          Not applicable



                                 PART III



Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          The information under the caption "Directors and Executive Officers" in the Company's definitive Proxy Statement for its April 29, 1994 Annual Meeting of Shareholders is here incorporated by reference.

          Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10 percent of the Company's Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the New York Stock Exchange. Officers, directors and greater than 10 percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

          Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that all filing requirements applicable to its officers, directors, and greater than 10 percent beneficial owners, with respect to fiscal year 1992, were satisfied.


Item 11.  EXECUTIVE COMPENSATION.

          The information under the caption "Executive Compensation" in the Company's definitive Proxy Statement for its April 29, 1994 Annual Meeting of Shareholders is here incorporated by reference.

          In lieu of filing Annual Reports on Form 11-K on behalf of the Kysor Industrial Corporation Employee Stock Ownership Plan, pursuant to Rule 15d-21 promulgated under the Securities Exchange Act of 1934, as amended, the report of Coopers & Lybrand, Certified Public Accountants, and Examination of Financial Statements and Supplemental Schedule of Reportable Transactions with respect to the Plan is included in the exhibits to this Form 10-K Annual Report.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

          The information under the caption "Voting Securities" in the Company's definitive Proxy Statement for its April 29, 1994 Annual Meeting of Shareholders is here incorporated by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The information under the caption "Management
Transactions", "Indebtedness of Management", and "Compensation
Committee Interlocks and Insider Participation", in the Company's definitive Proxy Statement for its April 29, 1994 Annual Meeting of Shareholders is here incorporated by reference.


                                  PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K.


     (a)  1.   The following financial statement schedules are
filed as a part of this report:

      II. Amounts Receivable From Related Parties, Underwriters,
          Promoters and Employees Other Than Related Parties - pages
          45, 46 & 47.

      V.  Property, Plant and Equipment - pages 48, 49 & 50.

     VI.  Accumulated Depreciation, Depletion and Amortization of
          Property, Plant and Equipment - pages 51, 52 & 53.

       VIII. Valuation and Qualifying Accounts and Reserves - page 54.

      X. Supplementary Income Statement Information from Continuing Operations - page 55.

          Schedules other than those listed above are omitted because they are not required, not applicable, or the information is disclosed elsewhere in the financial statements.

          Individual financial statements of the Company are omitted because the Company is primarily an operating Company and the subsidiaries included in the consolidated financial statements are wholly owned subsidiaries and are not indebted to any person other than the Parent or the consolidated subsidiaries in amounts exceeding five percent (5%) of the total assets as shown by the Consolidated Balance Sheet at December 31, 1993.


          2. The following exhibits are filed as part of this report:



  NUMBER               EXHIBIT                        LOCATION

   3(a)        Restated Articles of Incorporation       (8)

    (b)        Restated Bylaws                          (1)

    (c)        Certificate of Designations,
               Rights and Preferences -
	       Series A Convertible Voting
	       Preferred Stock                          (11)

   4(a)        Rights Agreement dated as of
               April 28, 1986 between Kysor
               Industrial Corporation and NBD, N.A.     (5)

    (b)        Amendment dated as of May, 1988
               to Rights Agreement dated as
               of April 28, 1986 between Kysor
	       Industrial Corporation and NBD
               Bank, N.A.                               (8)

    (c)        Revolving Credit Agreements between
               Kysor Industrial Corporation and NBD
	       Bank, N.A., and Old Kent Bank
	       and Trust Company                        (12)


    (d)        Amendment dated January 1994 to the
               Revolving Credit Agreements between
	       NBD Bank, N.A., and Old Kent Bank
	       and Trust Company                        (1)


    (e)        Term Note Agreement with NBD Bank,
               N.A. dated as of October4, 1988          (8)

    (f)        Note Agreement between Kysor
               Industrial Corporation and
               Massachusetts Mutual Life Insurance
	       Company dated February 24, 1989          (8)

    (g)        Loan Agreement between Kysor
               Industrial Corporation Employee
               Stock Ownership Plan and NBD Bank,
	       N.A. and Related Guaranty and
               Note Purchase Agreement                  (3)

    (h)        The Company has outstanding several
               classes of long-term debt instruments.
	       None of these classes of debt is
	       registered under the Securities Act
               of 1933.  None of these classes of
	       debt outstanding at the date of
	       this report exceeds 10% of the Company's total consolidated assets except for the previously disclosed item included as
	       exhibit 4(d) and 4(f).  The Company
	       agrees to furnish copies of the agreements defining the rights of holders of such long-term indebtedness to the Securities and Exchange Commission upon request


The following management contracts of compensatory plans or arrangements are included in the exhibits filed as part of this report:

  10(a)        Stock Option and Stock Appreciation
               Rights Plan of 1980                      (2)

    (b)        Kysor Industrial Corporation amended
               1983 Incentive Stock Option Plan         (6)

    (c)        Kysor Industrial Corporation amended
               1984 Stock Option Plan                   (6)

    (d)        Kysor Industrial Corporation 1987
               Stock Option Plan                        (4)

    (e)        Kysor Industrial Corporation 1993
               Long-Term Incentive Plan                 (14)

    (f)        Form of Termination Agreements with
               corporate officers David W. Crooks,
	       Thomas P. Forrestal, Jr., Timothy J.
	       Campbell, Timothy D. Peterson,
	       Peter W. Gravelle, Richard G. De Boer,
	       Ellen E. Hovey, Mary C. Janik,
	       Robert L. Joseph, Terry M. Murphy        (3)

    (g)        Employment Contract with corporate
                officer George R. Kempton               (4)

    (h)        Service Contract with Raymond A. Weigel  (3)

    (i)        Form of Supplemental Executive Retirement
               Plan with George R. Kempton,
	       Peter W. Gravelle, Timothy J. Campbell,
	       Thomas P. Forrestal, Jr., David W. Crooks,
	       Timothy D. Peterson, Logan F. Wernz,
               Wilbert J. Venema, John B. Stevenson,
	       William G. Cobb                          (3)

    (j)        Amendment dated as of August 15, 1989
               to Supplemental Executive Retirement
	       Plan dated July 10, 1985                 (9)

    (k)        Amendment dated as of January 31, 1990
               to Supplemental Executive Retirement Plan
	       dated July 10, 1985                      (9)

    (l)        Kysor Industrial Corporation S.E.R.P.
               Irrevocable Trust                        (9)

    (m)        Form of Indemnity Agreement with
               directors and corporate officers;
	       William E. Callahan, Timothy J. Campbell,
	       Thomas P. Forrestal, Jr., Paul K. Gaston,
	       Grant C. Gentry, Peter W. Gravelle,
               George R. Kempton, Philip LeBoutillier,
	       Jr., Robert W. Navarre, Frederick W.
	       Schwier, John D. Selby, Raymond A. Weigel,
	       David W. Crooks, Terry M. Murphy,
	       Timothy D. Peterson, Richard G. De Boer,
	       Ellen E. Hovey, Mary C. Janik,
	       Robert L. Joseph                         (6)

    (n)        Kysor Industrial Corporation Pension
               Plan for Directors dated
               January 1, 1985, amended
	       January, 1989                            (9)

    (o)        Amendment dated as of July 28, 1989
               to Kysor Industrial Corporation Pension
	       Plan for Directors dated January 1, 1985 (8)

    (p)        Directors Pension Plan Trust             (9)

    (q)        Kysor Industrial Corporation Corporate
               Management Variable Compensation Program (12)

    (r)        Form of Nonrecourse Promissory Note
               and Pledge Agreement - Stock Option
	       Loan Program; George R. Kempton,
	       Philip LeBoutillier,Jr.,
	       Paul K. Gaston                           (12)



The Following are Other Material Contracts Included in the Exhibits Filed as Part of this Report:


    (s)        AFP Divestiture Agreements               (10)

    (t)        Beaver Michigan Associates Limited
               Partnership Agreement                    (12)

    (u)        Development Agreement between
               Beaver Michigan Associates
               Limited Partnership, The City of
	       Cadillac and the Local Development
               Finance Authority of the
	       City of Cadillac                         (12)

    (v)        Kysor Industrial Corporation Employee
               Stock Ownership Plan Amended and
	       Restated effective January 1, 1989       (1)

    (w)        Employee Stock Ownership Trust
               between Kysor Industrial Corporation
	       and Old Kent Bank and Trust Co.
	       dated January 1, 1989                    (1)

    (x)        Note Agreement between Employee
               Stock Ownership Plan and
               Kysor Industrial Corporation             (7)

     11        Computation of Consolidated
               Earnings Per Share                       (1)

     22        Significant Subsidiaries                 (1)

     24        Consent of Independent Accountants       (1)

     25        Power of Attorney                        (1)

     28        Report of Coopers & Lybrand,
               Certified Public Accountants, on
               Examination of Financial Statements
	       and Supplemental Schedule of
               Reportable Transactions for the
	       Kysor Industrial Corporation
               Employee Stock Ownership Plan            (1)

Notes

(1)  Filed as a new exhibit to this report.

(2) This exhibit was previously filed as an exhibit to the Registrant's Form 10-K Annual Report for its fiscal year ended December 31, 1981, and is here incorporated by reference.

(3) This exhibit was previously filed as an exhibit to the Registrant's Form 10-K Annual Report for its fiscal year ended December 31, 1985, and is here incorporated by reference.

(4) This exhibit was previously filed as an exhibit to the Registrant's Form 10-K Annual Report for its fiscal year ended December 31, 1986, and is here incorporated by reference.

(5) This exhibit was previously filed as an exhibit to the Registrant's Form 8-K Current Report dated May 1, 1986, and is here incorporated by reference.

(6) This exhibit was previously filed as an exhibit to the Registrant's Form 10-K Annual Report for its fiscal year ended December 31, 1987, and is here incorporated by reference.

(7) This exhibit was filed as an exhibit to the Registrant's Form 8-K Current Report dated March 1, 1989, and is here incorporated by reference.

(8) This exhibit was previously filed as an exhibit to the Registrant's Form 10-K Annual Report for its fiscal year ended December 31, 1988, and is here incorporated by reference.

(9) This exhibit was previously filed as an exhibit to the Registrant's Form 10-K Annual Report for its fiscal year ended December 31, 1989, and is here incorporated by reference.

(10) This exhibit was previously filed as an exhibit to the Registrant's Form 10-K Annual Report for its fiscal year ended December 31, 1990, and is here incorporated by reference.

(11) This exhibit was filed as an exhibit to the Registrant's Form 8-K Current Report dated February 28, 1989, and is here incorporated by reference.

(12) This exhibit was previously filed as an exhibit to the Registrant's Form 10-K Annual Report for its fiscal year ended December 31, 1991, and is here incorporated by reference.

(13) This exhibit was previously filed as an exhibit to the Registrant's Form 10-K Annual Report for its fiscal year ended December 31, 1992, and is here incorporated by reference.

(14) This exhibit was previously filed as an exhibit to the Registrant's Proxy Statement for its fiscal year ended
     December 31, 1992 and is here incorporated by reference.


          The Company will furnish a copy of any exhibit listed above to any shareholder of the Company without charge upon written request to Investor Relations, Kysor Industrial Corporation, One
Madison Avenue, Cadillac, Michigan 49601-9785.




                           SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             KYSOR INDUSTRIAL CORPORATION



                             By  /s/ Terry M. Murphy
                                     Terry M. Murphy
                                     Vice President, Chief
                                     Financial Officer

                              Date:  March 9, 1994


     Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Raymond A. Weigel *                 /s/ George R. Kempton *
Raymond A. Weigel, Chairman             George R. Kempton,Chairman of
Emeritus, Director                      the Board, Chief Executive
                                        Officer, Director
                                        (Principal Executive Officer)

Date:  March 9, 1994                    Date:  March  9, 1994


/s/ Peter W. Gravelle *                 /s/ Robert L. Joseph *
Peter W. Gravelle, Executive            Robert L. Joseph, Comptroller
Vice President and Chief                (Principal Accounting Officer)
Operating Officer


Date:  March 9, 1994                    Date:  March 9, 1994


/s/ William E. Callahan *               /s/ Thomas P. Forrestal, Jr. *
William E. Callahan, Director           Thomas P. Forrestal, Jr.,
                                        Group Vice President, Director

Date:  March 9, 1994                    Date:  March 9, 1994





/s/ Paul K. Gaston *                    /s/ Grant C. Gentry *
Paul K. Gaston, Director                Grant C. Gentry, Director


Date:  March 9, 1994                    Date:  March  9, 1994


/s/ Philip LeBoutillier, Jr. *          /s/ Timothy J. Campbell *
Philip LeBoutillier, Jr.,               Timothy J.Campbell, Group
Director                                Vice President, Director


Date:  March 9, 1994                    Date:  March 9, 1994


/s/ Frederick W. Schwier *              /s/ John D. Selby *
Frederick W. Schwier, Director          John D. Selby, Director


Date:  March 9, 1994                    Date:  March 9, 1994



/s/ Robert W. Navarre*
Robert W. Navarre, Director


Date:  March 9, 1994








*By /s/ Terry M. Murphy
     Terry M. Murphy
     Attorney-in-fact







           REPORT OF INDEPENDENT ACCOUNTANTS

           ON FINANCIAL STATEMENT SCHEDULES



Kysor Industrial Corporation
Cadillac, Michigan

Our report on the consolidated financial statements of Kysor Industrial Corporation and Subsidiaries is included in Item 8 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in Item 14(a)1 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.




Detroit, Michigan
February 14, 1994




                           KYSOR INDUSTRIAL CORPORATION AND SUBSIDIARIES
                      SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES,
                UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES

                                     Year Ended December 31, 1993



Column A                Column B      Column C           Column D                Column E
________                _________     _________    ______________________  ______________________

                                                        Deductions              Balance at
                        Balance at                    (1)         (2)          End of Period
                        Beginning                   Amounts     Amounts       (1)         (2)
Name of Debtor          of Period     Additions    Collected  Written Off   Current   Not Current
______________          __________    _________    _________  ___________   _______   ___________


G. Kempton              $1,052,565                  $36,156                 $57,531     $958,878
P. LeBoutillier            209,183                    9,133                  10,828      189,222
P. Gaston                  102,836                       35                   5,424       97,377
                        __________    __________   ________   __________    _______   __________


Total                   $1,364,584            $0    $45,324            -    $73,783   $1,245,477
                        __________    __________   ________   __________    _______   __________
                        __________    __________   ________   __________    _______   __________

<F1>
In 1989, certain employees and directors executed 4.5 percent nonrecourse installment purchase agreements of $2,090,793 with respect to 157,128 shares previously granted under nonqualified stock option plans.  Under the terms of the installment purchase agreements, the shares are pledged as collateral and the extension of credit is subject to Federal Reserve Bank Regulation G. Required annual payments are calculated using a
15-year amortization with a balloon payment due within the original life of the option being exercised.  The participants have limited rights of principal deferral in cases of hardship.  Dividends paid in respect to the shares are received by the Company and first applied to accrued interest and then to principal.  In January of 1992, the Board of Directors authorized and directed management to permit those persons who have outstanding option exercise loans to elect to make a special deferral of the 1992 required principal payment under the loan without otherwise impacting the terms of the loan.  Interest continues to be payable on the outstanding balance, but the 1992 principal payment was deferred until the end of the term of the loan.  On January 1,
1993, the company and loan recipients agreed to rewrite the loans with essentially the same terms as the old loans except any loans whose maturity date was more than 3 years out, were revised to mature January 1, 1996.




                           KYSOR INDUSTRIAL CORPORATION AND SUBSIDIARIES
                      SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES,
                UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES

                                     Year Ended December 31, 1992



Column A                Column B      Column C           Column D                Column E
________                _________     _________    ______________________  ______________________

                                                        Deductions              Balance at
                        Balance at                    (1)         (2)          End of Period
                        Beginning                   Amounts     Amounts       (1)         (2)
Name of Debtor          of Period     Additions    Collected  Written Off   Current   Not Current
______________          __________    _________    _________  ___________   _______   ___________


G. Kempton              $1,052,565                       $0                 $56,034     $996,531
P. LeBoutillier            210,122                      939                  10,830      198,353
P. Gaston                  102,659                     (177)                  5,424       97,412
Others under $100,000       49,942                   49,942                                    0
                        __________    __________   ________   __________    _______   __________


Total                   $1,415,288             -    $50,704            -    $72,288   $1,292,296
                        __________    __________   ________   __________    _______   __________
                        __________    __________   ________   __________    _______   __________

<F1>
In 1989, certain employees and directors executed 4.5 percent nonrecourse installment purchase agreements of $2,090,793 with respect to 157,128 shares previously granted under nonqualified stock option plans.  Under the terms of the installment purchase agreements, the shares are pledged as collateral and the extension of credit is subject to Federal Reserve Bank Regulation G. Required annual payments are calculated using a
15-year amortization with a balloon payment due within the original life of the option being exercised.  The participants have limited rights of principal deferral in cases of hardship.  Dividends paid in respect to the shares are received by the Company and first applied to accrued interest and then to principal.  In January of 1992, the Board of Directors authorized and directed management to permit those persons who have outstanding option exercise loans to elect to make a special deferral of the 1992 required principal payment under the loan without otherwise impacting the terms of the loan.  Interest continues to be payable on the outstanding balance, but the 1992 principal payment was deferred until the end of the term of the loan.



                           KYSOR INDUSTRIAL CORPORATION AND SUBSIDIARIES
                      SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES,
                UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES

                                     Year Ended December 31, 1991



Column A                Column B      Column C           Column D                Column E
________                _________     _________    ______________________  ______________________

                                                        Deductions              Balance at
                        Balance at                    (1)         (2)          End of Period
                        Beginning                   Amounts     Amounts       (1)         (2)
Name of Debtor          of Period     Additions    Collected  Written Off   Current   Not Current
______________          __________    _________    _________  ___________   _______   ___________


G. Kempton              $1,069,517                  $16,952                           $1,052,565
T. Forrestal               267,383                               267,383                       0
P. LeBoutillier            222,269                   12,147                              210,122
L. Wernz                   215,625                               215,625                       0
P. Gaston                  107,777                    5,118                              102,659
M. Janik                   106,458                       83      106,375                       0
Others under $100,000       52,792                    2,850                               49,942
                        __________    __________   ________   __________    _______   __________


Total                   $2,041,821             -    $37,150     $589,383          -   $1,415,288
                        __________    __________   ________   __________    _______   __________
                        __________    __________   ________   __________    _______   __________

<F1>
In 1989, certain employees and directors executed 4.5 percent nonrecourse installment purchase agreements of $2,090,793 with respect to 157,128 shares previously granted under nonqualified stock option plans.  During 1991, three optionee participants relinquished their stock option loans in the amount of $589,383 and forfeited the attendant 41,150 common shares.  Under the terms of the installment purchase agreements, the shares are pledged as collateral and the extension of credit is subject to Federal Reserve Bank Regulation G. Required annual payments are calculated using a
15-year amortization with a balloon payment due within the original life of the option being exercised.  The participants have limited rights of principal deferral in cases of hardship.  Dividends paid in respect to the shares are received by the Company and first applied to accrued interest and then to principal.  In January of 1992, the Board of Directors authorized and directed management to permit those persons who have outstanding option exercise loans to elect to make a special deferral of the 1992 required principal payment under the loan without otherwise impacting the terms of the loan.  Interest continues to be payable on the outstanding balance, but the 1992 principal payment is deferred until the end of the term of the loan.



                              KYSOR INDUSTRIAL CORPORATION AND SUBSIDIARIES

                               SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                                      Year Ended December 31, 1993

Column A                       Column B      Column C        Column D      Column E        Column F
______________                ___________   ___________     ___________   ____________    ___________

                              Balance at                                     Other         Balance
                               Beginning     Additions                      Changes         at End
Classification                 of Period      at Cost       Retirements   Add (Deduct)     of Period
______________                ___________   ___________     ___________   ____________    ___________


Land and improvements          $2,628,000       $21,000         $16,000      ($17,000)(a)  $2,616,000


Buildings and equipment        29,336,000     1,013,000                      (194,000)(a)  30,155,000


Machinery and equipment        43,709,000     5,954,000         341,000      (117,000)(a)  49,205,000


Office equipment                9,839,000     1,557,000         202,000       (47,000)(a)  11,147,000


Vehicles and airplanes          1,632,000       108,000         113,000        (9,000)(a)   1,618,000

                              ___________   ___________     ___________   ___________     ___________


Total                         $87,144,000    $8,653,000        $672,000     ($384,000)    $94,741,000
                              ___________   ___________     ___________   ___________     ___________
                              ___________   ___________     ___________   ___________     ___________

<F1>
(a) Foreign translation adjustments
<F2>
Current year additions include replacements, improvements, government mandated changes, increased facilities, and other capital investments.




                              KYSOR INDUSTRIAL CORPORATION AND SUBSIDIARIES

                               SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                                      Year Ended December 31, 1992

Column A                       Column B      Column C        Column D      Column E        Column F
______________                ___________   ___________     ___________   ____________    ___________

                              Balance at                                     Other         Balance
                               Beginning     Additions                      Changes         at End
Classification                 of Period      at Cost       Retirements   Add (Deduct)     of Period
______________                ___________   ___________     ___________   ____________    ___________


Land and improvements          $2,565,000       $83,000          $4,000      ($16,000)(a)  $2,628,000


Buildings and equipment        29,113,000       687,000         207,000      (257,000)(a)  29,336,000


Machinery and equipment        43,017,000     2,577,000       1,570,000      (315,000)(a)  43,709,000


Office equipment                9,973,000       511,000         567,000       (78,000)(a)   9,839,000


Vehicles and airplanes          1,710,000        61,000          86,000       (53,000)(a)   1,632,000

                              ___________   ___________     ___________   ___________     ___________


Total                         $86,378,000    $3,919,000      $2,434,000     ($719,000)    $87,144,000
                              ___________   ___________     ___________   ___________     ___________
                              ___________   ___________     ___________   ___________     ___________

<F1>
(a) Foreign translation adjustments
<F2>
Current year additions include replacements, improvements, government mandated changes, increased facilities, and other capital investments.




                              KYSOR INDUSTRIAL CORPORATION AND SUBSIDIARIES

                               SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                                      Year Ended December 31, 1991

Column A                       Column B      Column C        Column D      Column E        Column F
______________                ___________   ___________     ___________   ____________    ___________

                              Balance at                                     Other         Balance
                               Beginning     Additions                      Changes         at End
Classification                 of Period      at Cost       Retirements   Add (Deduct)     of Period
______________                ___________   ___________     ___________   ____________    ___________


Land and improvements          $2,768,000       $34,000        $235,000       ($2,000)(a)  $2,565,000


Buildings and equipment        28,861,000     1,116,000         834,000       (30,000)(a)  29,113,000


Machinery and equipment        42,536,000     2,413,000       1,851,000       (81,000)(a)  43,017,000


Office equipment                9,628,000     1,139,000         782,000       (12,000)(a)   9,973,000


Vehicles and airplanes          1,689,000       253,000         223,000        (9,000)(a)   1,710,000

                              ___________   ___________     ___________   ___________     ___________


Total                         $85,482,000    $4,955,000      $3,925,000     ($134,000)    $86,378,000
                              ___________   ___________     ___________   ___________     ___________
                              ___________   ___________     ___________   ___________     ___________

<F1>
(a) Foreign translation adjustments
<F2>
Current year additions include replacements, improvements, government mandated changes, increased facilities, and other capital investments.




                                KYSOR INDUSTRIAL CORPORATION AND SUBSIDIARIES
                              SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION
                              AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT

                                      Year Ended December 31, 1993




Column A                       Column B      Column C      Column D      Column E        Column F
______________                ___________   ___________   ___________   ____________    ___________

                                             Additions
                              Balance at     Charged to                    Other         Balance
                               Beginning     Costs and                    Changes         at End
Classification                 of Period     Expenses     Retirements   Add (Deduct)     of Period
______________                ___________   ___________   ___________   ____________    ___________


Land and improvements            $442,000       $51,000            $0            $0 (a)    $493,000

Buildings and equipment        10,216,000     1,284,000             0       (44,000)(a)  11,456,000


Machinery and equipment        26,922,000     4,800,000       313,000       (56,000)(a)  31,353,000


Office equipment                6,721,000     1,048,000       196,000       (47,000)(a)   7,526,000


Vehicles and airplanes            945,000       231,000        82,000        (4,000)(a)   1,090,000

                              ___________   ___________   ___________   ___________     ___________


Total                         $45,246,000    $7,414,000      $591,000     ($151,000)    $51,918,000
                              ___________   ___________   ___________   ___________     ___________
                              ___________   ___________   ___________   ___________     ___________

<F1>
(a) Foreign translation adjustments




                                KYSOR INDUSTRIAL CORPORATION AND SUBSIDIARIES
                              SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION
                              AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT

                                      Year Ended December 31, 1992




Column A                       Column B      Column C      Column D      Column E        Column F
______________                ___________   ___________   ___________   ____________    ___________

                                             Additions
                              Balance at     Charged to                    Other         Balance
                               Beginning     Costs and                    Changes         at End
Classification                 of Period     Expenses     Retirements   Add (Deduct)     of Period
______________                ___________   ___________   ___________   ____________    ___________


Land and improvements            $390,000       $52,000            $0            $0 (a)    $442,000

Buildings and equipment         9,167,000     1,331,000       207,000       (75,000)(a)  10,216,000


Machinery and equipment        23,999,000     4,611,000     1,559,000      (129,000)(a)  26,922,000


Office equipment                6,254,000     1,094,000       563,000       (64,000)(a)   6,721,000


Vehicles and airplanes            808,000       248,000        47,000       (64,000)(a)     945,000

                              ___________   ___________   ___________   ___________     ___________


Total                         $40,618,000    $7,336,000    $2,376,000     ($332,000)    $45,246,000
                              ___________   ___________   ___________   ___________     ___________
                              ___________   ___________   ___________   ___________     ___________

<F1>
(a) Foreign translation adjustments




                                KYSOR INDUSTRIAL CORPORATION AND SUBSIDIARIES
                              SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION
                              AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT

                                      Year Ended December 31, 1991




Column A                       Column B      Column C      Column D      Column E        Column F
______________                ___________   ___________   ___________   ____________    ___________

                                             Additions
                              Balance at     Charged to                    Other         Balance
                               Beginning     Costs and                    Changes         at End
Classification                 of Period     Expenses     Retirements   Add (Deduct)     of Period
______________                ___________   ___________   ___________   ____________    ___________


Land and improvements            $349,000       $48,000        $8,000        $1,000 (a)    $390,000

Buildings and equipment         8,183,000     1,312,000       309,000       (19,000)(a)   9,167,000


Machinery and equipment        21,300,000     4,632,000     1,717,000      (216,000)(a)  23,999,000


Office equipment                5,640,000     1,158,000       776,000       232,000 (a)   6,254,000


Vehicles and airplanes            688,000       268,000       144,000        (4,000)(a)     808,000

                              ___________   ___________   ___________   ___________     ___________


Total                         $36,160,000    $7,418,000    $2,954,000       ($6,000)    $40,618,000
                              ___________   ___________   ___________   ___________     ___________
                              ___________   ___________   ___________   ___________     ___________

<F1>
(a) Foreign translation adjustments


                                    KYSOR INDUSTRIAL CORPORATION AND SUBSIDIARIES
                          SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


Column A                           Column B          Column C                Column D      Column E
________                          __________   ______________________       __________     __________

                                                     Additions
                                               ______________________

                                                   (1)           (2)
                                  Balance at   Charged to      Charged                     Balance
                                  Beginning    Costs and       to Other                     at End
DESCRIPTION                       of Period     Expenses       Accounts     Deductions     of Period
___________                       __________   __________     __________    __________     __________

Year Ended December 31, 1993:

Allowance for possible losses on                                $13,000 (c)
 accounts and notes receivable    $1,496,000     $544,000      ($33,000)(b)  $474,000 (a)  $1,546,000
                                  __________   __________     _________     _________      __________
                                  __________   __________     _________     _________      __________




Year Ended December 31, 1992:

Allowance for possible losses on                               ($22,000)(c)
 accounts and notes receivable      $985,000   $1,031,000       ($9,000)(b)  $489,000 (a)  $1,496,000
                                  __________   __________     _________     _________      __________
                                  __________   __________     _________     _________      __________



Year Ended December 31, 1991:

Allowance for possible losses on
 accounts and notes receivable      $960,000     $462,000       $72,000 (b)  $509,000 (a)    $985,000
                                  __________   __________     _________     _________      __________
                                  __________   __________     _________     _________      __________


<F1>
(a) Accounts written off as uncollectible net of recoveries
(b) Effect of translation adjustment on foreign operations
(c) Reclassification



                            KYSOR INDUSTRIAL CORPORATION AND SUBSIDIARIES
                      SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                     FROM CONTINUING OPERATIONS



Column A                                                      Column B
________                                      _________________________________________


                                                       Years Ended December 31,

Item                                              1993           1992           1991
________                                      ___________    ___________    ___________




1. Maintenance and repairs                    $3,790,000     $3,490,000     $3,212,000
                                              __________     __________     __________
                                              __________     __________     __________


