Form 10-Q
period 1994-03-31
KYSOR INDUSTRIAL CORP /MI/
filed 1994-05-13
CIK 202356

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)*
(x)  Quarterly report pursuant to Section 13 or 15(d)
     of the Securities Exchange Act of 1934 for the
     quarterly period ended March 31, 1994
( )  Transition report pursuant to Section 13 or 15(d)
     of the Securities Exchange Act of 1934 for the
     transition period from          to


COMMISSION FILE NUMBER 1-8973


KYSOR INDUSTRIAL CORPORATION
(Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction of incorporation or
organization)
38-1909000 (I.R.S. Employer Identification Number)
One Madison Avenue, Cadillac, Michigan  49601
(Address of principal executive offices) (Zip code)

(616) 779-2200
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X       NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $1.00 par value, number of shares outstanding
as of March 31, 1994:
                              5,528,363






                               KYSOR INDUSTRIAL CORPORATION
                              Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The interim financial data presented herein is unaudited but, in the opinion of the management, reflects all adjustments (none of which was other than a normal recurring adjustment) necessary for a fair presentation of such information.  Results for interim periods should not be considered indicative of results for a full year.  There were no undisclosed material unusual charges or credits to income during the quarter ended
March 31, 1994 nor was there a change in independent accountants during the period.

                             Consolidated Statement of Income
                  (Unaudited, amounts in thousands except per share data)
                                                                  Quarter Ended
                                                                    March 31,
SALES AND REVENUE                                               1994           1993
                                                           _____________  _____________

Net sales                                                  $     70,030   $     63,750
Interest and other revenues                                         280            159
                                                           _____________  _____________

TOTAL SALES AND REVENUES                                         70,310         63,909
                                                           _____________  _____________


COSTS AND EXPENSES
Cost of sales                                                    54,404         48,339
Selling and administrative expenses                              11,355         11,103
Interest expense                                                    538            491
Other expenses                                                      336            151
                                                           _____________  _____________

TOTAL COSTS AND EXPENSES                                         66,633         60,084
                                                           _____________  _____________

INCOME BEFORE INCOME TAXES AND BEFORE
 CUMULATIVE EFFECT OF ACCOUNTING CHANGE                           3,677          3,825
INCOME TAXES                                                      1,575          1,720
                                                           _____________  _____________

INCOME BEFORE CUMULATIVE EFFECT
 OF ACCOUNTING CHANGE                                             2,102          2,105

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
 FOR POSTRETIREMENT BENEFITS (Net of income
 tax benefit of $4,435)                                               -         (7,628)
                                                           _____________  _____________

NET INCOME (LOSS)                                                 2,102         (5,523)

DIVIDENDS ON PREFERRED STOCK (Net of tax benefits)                  246            250
                                                           _____________  _____________

EARNINGS (LOSS) APPLICABLE TO COMMON STOCK                 $      1,856   $     (5,773)
                                                           _____________  _____________
                                                           _____________  _____________

EARNINGS (LOSS) PER COMMON SHARE
PRIMARY - INCOME BEFORE ACCOUNTING CHANGE                  $       0.33   $       0.33
        - ACCOUNTING CHANGE                                           -          (1.35)
                                                           _____________  _____________

        - NET EARNINGS (LOSS)                              $       0.33   $      (1.02)
                                                           _____________  _____________
                                                           _____________  _____________

FULLY DILUTED - INCOME BEFORE ACCOUNTING CHANGE            $       0.28   $       0.28
              - ACCOUNTING CHANGE                                     -          (1.35)
                                                           _____________  _____________

              - NET EARNINGS (LOSS)                        $       0.28   $      (1.07)
                                                           _____________  _____________
                                                           _____________  _____________


Primary weighted average common shares and equivalents            5,682          5,640
                                                           _____________  _____________
                                                           _____________  _____________


Dividends declared per common share                        $       0.12   $       0.10
                                                           _____________  _____________
                                                           _____________  _____________



The accompanying notes are an integral part of the financial statements.



                   KYSOR INDUSTRIAL CORPORATION AND SUBSIDIARIES
                            Consolidated Balance Sheet
                         (Unaudited, dollars in thousands)

                                                   March 31,    December 31,
                                                     1994           1993
                                                 ____________   ____________

CURRENT ASSETS
Cash and equivalents                                  $11,218        $21,339
Accounts receivable less $1,841 and
 $1,546 allowance for doubtful accounts                45,394         35,968
Inventories                                            33,247         28,409
Prepaid expenses                                        1,466          1,228
Deferred income taxes                                   6,368          6,266
                                                 ____________   ____________



TOTAL CURRENT ASSETS                                   97,693         93,210
                                                 ____________   ____________




PROPERTY, PLANT AND EQUIPMENT
Land                                                    2,624          2,616
Buildings                                              30,493         30,155
Machinery and equipment                                64,745         61,970
                                                 ____________   ____________

                                                       97,862         94,741
Less accumulated depreciation                          54,205         51,918
                                                 ____________   ____________


TOTAL PROPERTY, PLANT AND EQUIPMENT                    43,657         42,823
                                                 ____________   ____________



OTHER ASSETS
Goodwill, patents and other intangibles                 5,014          2,806
Cash value of officers' life insurance                  9,720          9,547
Deferred income taxes                                   4,430          4,031
Miscellaneous receivables and other assets              3,894          4,038
                                                 ____________   ____________


TOTAL OTHER ASSETS                                     23,058         20,422
                                                 ____________   ____________


TOTAL ASSETS                                         $164,408       $156,455
                                                 ____________   ____________
                                                 ____________   ____________



The accompanying notes are an integral part of the financial statements.



                   KYSOR INDUSTRIAL CORPORATION AND SUBSIDIARIES
                            Consolidated Balance Sheet
                                  (continued)
                          (Unaudited, dollars in thousands)

                                                   March 31,    December 31,
                                                     1994           1993
                                                 ____________   ____________


CURRENT LIABILITIES
Current maturities of long-term debt                   $6,547         $5,670
Accounts payable                                       17,648         14,353
Accrued income taxes payable                            3,388          2,426
Accrued expenses and contingent liabilities            25,721         25,699
                                                 ____________   ____________


TOTAL CURRENT LIABILITIES                              53,304         48,148

Long-term debt, less current maturities,
 plus guarantee of ESOP indebtedness                   32,763         33,673
Accumulated postretirement benefit obligation          12,769         12,628
Other long-term liabilities                             8,549          7,313
                                                 ____________   ____________


TOTAL LIABILITIES                                     107,385        101,762
                                                 ____________   ____________



PREFERRED SHAREHOLDERS' EQUITY
Employee Stock Ownership Plan Preferred Stock,
 shares authorized 5,000,000; outstanding
 810,163 and 810,163 stated value of $24.375           19,748         19,748
Unearned deferred compensation under
 employee stock ownership plan                        (15,959)       (16,175)
                                                 ____________   ____________

TOTAL PREFERRED SHAREHOLDERS' EQUITY                    3,789          3,573
                                                 ____________   ____________


COMMON SHAREHOLDERS' EQUITY
Common stock, $1 par value, shares authorized
 30,000,000, outstanding 5,528,363
 and 5,467,840                                          5,528          5,468
Additional paid-in capital                              3,898          3,386
Retained earnings                                      45,314         43,997
Translation adjustment                                    336            286
Notes receivable-common stock
 99,143 and 99,116 shares                              (1,319)        (1,319)
Unearned deferred compensation under
 employee stock ownership plan                           (523)          (698)
                                                 ____________   ____________

TOTAL COMMON SHAREHOLDERS' EQUITY                      53,234         51,120
                                                 ____________   ____________


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $164,408       $156,455
                                                 ____________   ____________
                                                 ____________   ____________




                           KYSOR INDUSTRIAL CORPORATION
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                           Three Months Ended March 31,
                        (Unaudited, amounts in thousands)

                                                        1994       1993
                                                       _____      _____

CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
 Net income (loss)                                    $2,102    ($5,523)
 Adjustments to reconcile net income (loss) to
  net cash provided (used) by operating activities:
   Cumulative effect of change in accounting for
    Postretirement Benefits (net of tax benefits)          -      7,628
   Depreciation and amortization                       2,271      1,969
   Provision for losses on accounts receivable            63         75
   (Gain) Loss on sales of fixed assets                   (5)        (3)
   Deferred compensation (ESOP)                          391        390
   Deferred income taxes                                (501)    (1,044)
   Changes in assets and liabilities providing
    (consuming) cash:
     Accounts receivable                              (6,992)    (7,177)
     Inventories                                      (3,809)      (769)
     Prepaid expenses                                   (190)      (696)
     Accounts payable                                  2,380      3,080
     Accrued expenses and contingent liabilities        (196)     2,141
     Accrued income taxes payable                      1,235      1,916
     Other long-term liabilities                         (57)       305
                                                     _______    _______

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES      (3,308)     2,292
                                                     _______    _______


CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
 Additions to property and equipment                  (2,113)    (3,068)
 Proceeds from sales of property and equipment           157         21
 Acquisitions, net of cash acquired                   (4,128)         -
 Decrease (Increase) in other long-term assets           129       (375)
 Unrealized translation gain (loss)                       50        129
                                                     _______    _______

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES      (5,905)    (3,293)
                                                     _______    _______


CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
 Current borrowings                                      891      2,000
 Principal payments against long-term debt              (924)      (434)
 Proceeds from issuance of common stock                  572        990
 Common stock and preferred stock dividends paid      (1,447)    (1,328)
                                                     _______    _______


NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES        (908)     1,228
                                                     _______    _______


NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS      (10,121)       227

CASH AND EQUIVALENTS AT BEGINNING OF YEAR             21,339      6,913
                                                     _______    _______


CASH AND EQUIVALENTS AT END OF PERIOD                $11,218     $7,140
                                                     _______    _______
                                                     _______    _______



The accompanying notes are an integral part of the financial statements.


[FN]
Notes to the Financial Statements


The company adopted the provisions of SFAS (Statement of Financial Accounting Standards) 106 - Employers Accounting for Postretirement Benefits Other than Pensions in the quarter ended March 31, 1993. The accumulated postretirement benefit obligation booked as a one-time cumulative change in accounting amounted to $12,063 less a deferred tax benefit of $4,435 which equated to $1.35 per share.




REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors

Kysor Industrial Corporation:



We have reviewed the consolidated balance sheet of Kysor
Industrial Corporation and Subsidiaries as of March 31, 1994, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 1994 and 1993.
These financial statements are the responsibility of the company's management.



We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements takes as a whole. Accordingly, we do not express such an opinion.



Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.



We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1993 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 14, 1994 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1993 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




Coopers and Lybrand


April 15, 1994



Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations



Results of Operations

Kysor Industrial Corporation's sales and revenues for the first quarter 1994 were $70.3 million, up 10.0% from the $63.9 million reported in the same period in 1993. Income before the cumulative effect of the accounting change for SFAS 106 was $2.1 million compared to $2.1 million for the same period last year. This equates to earnings per common share of $.33 for both 1994 and 1993, before taking into effect the accounting change for SFAS 106.

The Transportation Products Group net sales increased 19% to $34.3 million for the quarter compared to the $28.9 million reported in the same period a year ago. Operating profit for the Transportation Products Group increased 44% to $4.3 million from the $3.0 million reported in 1993, reflecting the improved heavy-duty truck market and Kysor's increased penetration into that market. Segment results for 1993 have been restated to include the Kysor/Westran Division which was previously reported in the Commercial Products Group.

The Commercial Products Group reported net sales of $35.7 million for the quarter compared to $34.8 million reported in the same period a year ago. Operating profit decreased to $2.3 million from the $3.9 million reported in 1993 reflecting the continued trimming of expansion plans by a major high-volume customer and the impact of the introduction of model revisions to the product line.
Commercial Product Group segment results for 1993 have been restated to exclude the Kysor/Westran
Division and 1994 results include the addition of Kalt
Manufacturing Co., acquired in February 1994.

In international operations, Kysor's commercial refrigeration operations in Germany experienced lower sales in a soft European economy. The European truck and off-highway markets have improved somewhat and the transportation products operation's sales have increased by 5.5% from the same quarter last year, primarily due to new product introductions.

The Company is presently involved in certain environmental proceedings with respect to soil and groundwater contamination in Cadillac, Michigan, as described below under the heading "Legal Proceedings" and in Note 11, Contingent Liabilities, to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993. Discovery in the lawsuit involving the Michigan Attorney General and Department of Natural Resources was completed during the quarter. In addition, as disclosed in Note 11, the Company is involved in various other legal proceedings including certain proceedings involving allegedly contaminated sites with respect to which the Company has been named a potentially responsible party under the Federal Superfund law or comparable state laws. Although discovery in certain of these proceedings has not been completed, subject to the contingencies discussed below and in Note 11 to the Company's 1993 Annual Report, the information presently available to management does not cause management to believe that the ultimate aggregate cost to the Company of such proceedings will result in a material adverse effect on its future financial condition or results of operation.

Liquidity and Capital Resources

At March 31, 1994, the Company had cash and cash equivalents of $11.2 million compared to $21.3 million at December 31,
1993.   Cash provided from operating activities was a
negative $3.3 million for the three-month period ended March 31, 1994 compared to a positive $2.3 million for the same period in 1993, primarily due to increases in inventory as the Company is traditionally at its lowest working capital requirement at December 31.

Additions to property, plant and equipment for the three-month period ended March 31, 1994 were $2.1 million compared to $3.1 million during the same period in 1993. It is anticipated that capital expenditures will slightly exceed depreciation and amortization for the current year. The acquisition of Kalt Manufacturing Co. in February, 1994 was the greatest use of cash from investing activities in 1994.

At March 31, 1994, the Company had no outstanding borrowings on its $20.0 million revolving line of credit.


PART II.       OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

As previously reported in the Company's 1993 Annual Report on Form 10-K filed with the Commission on March 30, 1994, the Company is involved in an environmental proceeding with respect to a site in Cadillac, Michigan. The description of such proceeding is set forth in Part I, Item 2 of this report and Note 11, Contingent Liabilities, to the Company's 1993 Financial Statements set forth in Part II, Item 8 of the Company's Form 10-K filed with the Commission on March 30, 1994.

On July 3, 1991, the Michigan Attorney General and the Department of Natural Resources filed a lawsuit against the Company and various other parties in the United States Federal District Court for the Western District of Michigan. The description of such proceeding is set forth in Part I,
Item 2 of this report and Note 11, Contingent Liabilities, to the Company's 1993 Financial Statements set forth in Part II, Item 8 of the Company's Form 10-K filed with the Commission on March 30, 1994.

On December 31, 1991, General Electric filed a third-part claim against the Company in the United States District Court for the Western District of Michigan. The description of such proceeding is set forth in Part I, Item 3 of the Company's 1993 Annual Report on Form 10-K filed with the Commission on March 30, 1994.

On December 4, 1992, Kysor was named as a defendant, together with over 30 other parties, in an action commenced by the Township of Oshtemo, City of Kalamazoo, Kalamazoo County and The Upjohn Company with respect to alleged contamination at the West KL Avenue Landfill site located in Kalamazoo, Michigan. The litigation is presently pending in the United States District Court for the Western District of Michigan. The suit seeks cost recovery and contribution with respect to funds allegedly expended or to be expended to investigate and/or remediate certain contamination found at the site. Liability is alleged to be joint and several against all named defendants. The Company is vigorously defending against this lawsuit, and at this juncture the Company has not engaged in any significant discovery in this suit.

On March 30, 1993, the Company received a notification from the Michigan Department of Natural Resources that it has been named as a potentially responsible party ("PRP") with respect to a site commonly referred to as the SCA Independent Landfill Superfund Site, located in Muskegon County, Michigan. The notice alleges that the Company, together with numerous other parties, was an owner, generator or transporter of waste materials deposited at the site. The PRP notice requests the Company and the other named PRPs to conduct a Remedial Investigation/Feasibility Study to determine the extent of contamination at the site, and seeks recovery of investigative costs expended by the MDNR to date. No significant discovery has taken place with respect to this matter.




Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed as part of this report.

     11 - Statement Regarding Computation of Earnings Per
          Share

     15 - Letter from Coopers & Lybrand regarding unaudited
          Financial Statements

(b) There were no reports on Form 8-K filed by the registrant during the three months ended March 31, 1994.
















SIGNATURES





Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.




KYSOR INDUSTRIAL CORPORATION



Date:  May 12, 1994
By

Terry M. Murphy
Vice President,
Chief Financial Officer (and duly
authorized signatory for registrant)



Date:   May 12, 1994
By

Robert L. Joseph
Comptroller
(Chief Accounting Officer)





                  KYSOR INDUSTRIAL CORPORATION
                FINANCIAL INFORMATION BY SEGMENT
                (Unaudited, amounts in thousands)

                                                 Quarter Ended
                                                   March 31,
                                             _____________________

                                               1994         1993
                                             ________     ________

NET SALES
Commercial Products
 United States                                $33,197       31,783
 Europe                                         2,504        3,026
                                             ________     ________

   Total Commercial Products                   35,701       34,809

Transportation Products
 United States                                 32,600       27,303
 Europe                                         1,729        1,638
                                             ________     ________


   Total Transportation Products               34,329       28,941
                                             ________     ________


NET SALES                                     $70,030      $63,750
                                             ________     ________
                                             ________     ________


OPERATING PROFIT

Commercial Products
 United States                                 $3,013       $4,478
 Europe                                          (689)        (623)
                                             ________     ________

  Total Commercial Products                     2,324        3,855

Transportation Products
 United States                                  4,345        3,033
 Europe                                           (81)         (65)
                                             ________     ________

   Total Transportation Products                4,264        2,968
                                             ________     ________


TOTAL OPERATING PROFIT                          6,588        6,823

Corporate Administrative Expense (Net)         (2,373)      (2,507)

Interest Expense                                 (538)        (491)
                                             ________     ________


INCOME BEFORE INCOME TAXES                     $3,677       $3,825
                                             ________     ________
                                             ________     ________


EXHIBIT INDEX


DESCRIPTION                                                  EXHIBIT NO.

11   Statement Regarding Computation
     of Earings Per Share                                        1

15   Letter from Coopers and Lybrand Regarding Unaudited
     Financial Statements                                        2