Form 10-Q
period 1994-06-30
KYSOR INDUSTRIAL CORP /MI/
filed 1994-08-15
CIK 202356

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)*
(x) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30,1994
     			or
( ) Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period
     from      to


COMMISSION FILE NUMBER 1-8973


KYSOR INDUSTRIAL CORPORATION
(exact name of registrant as specified in its charter)

Michigan (state or other jurisdiction of incorporation or organization) 38-1909000 (I.R.S. Employer Identification Number)

One Madison Avenue, Cadillac, Michigan  49601
(Address of principal executive offices)
Zip Code)

(616)779-2200
(Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

YES  X NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $1.00 par value, number of shares outstanding as of August9, 1994:

5,578,929




                               KYSOR INDUSTRIAL CORPORATION
                              Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The interim financial data presented herein is unaudited but, in the opinion of the management, reflects all adjustments (none of which was other than a normal recurring adjustment) necessary for a fair presentation of such information.  Results for interim periods should not be considered indicative of results for a full year.  There were no undisclosed material unusual charges or credits to income during the quarter ended
June 30, 1994 nor was there a change in independent accountants during the period.

                      KYSOR INDUSTRIAL CORPORATION AND SUBSIDIARIES
                             Consolidated Statement of Income
                  (Unaudited, amounts in thousands except per share data)

                                                   Quarter Ended          Six Months Ended
                                                     June 30,                 June 30,
SALES AND REVENUE                               1994        1993         1994         1993
                                            ___________ ___________  ____________ ____________

Net sales                                   $   76,083  $   69,764   $   146,113  $   133,514
Interest and other revenues                        442         169           722          328
                                            ___________ ___________  ____________ ____________

TOTAL SALES AND REVENUES                        76,525      69,933       146,835      133,842
                                            ___________ ___________  ____________ ____________


COSTS AND EXPENSES
Cost of sales                                   58,744      52,994       113,148      101,333
Selling and administrative expenses             12,088      11,575        23,443       22,678
Interest expense                                   502         534         1,040        1,025
Other expenses                                     270         103           606          254
                                            ___________ ___________  ____________ ____________

TOTAL COSTS AND EXPENSES                        71,604      65,206       138,237      125,290
                                            ___________ ___________  ____________ ____________


INCOME BEFORE INCOME TAXES AND BEFORE
 CUMULATIVE EFFECT OF ACCOUNTING CHANGE          4,921       4,727         8,598        8,552
INCOME TAXES                                     1,925       1,950         3,500        3,670
                                            ___________ ___________  ____________ ____________

INCOME BEFORE CUMULATIVE EFFECT
 OF ACCOUNTING CHANGE                            2,996       2,777         5,098        4,882
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
 FOR POSTRETIREMENT BENEFITS (Net of income
 tax benefit of $4,435)                          -           -             -       (7,628)
                                            ___________ ___________  ____________ ____________

NET INCOME (LOSS)                                2,996       2,777         5,098       (2,746)
DIVIDENDS ON PREFERRED STOCK
 (Net of tax benefits)                             244         249           490          499
                                            ___________ ___________  ____________ ____________

EARNINGS (LOSS) APPLICABLE TO COMMON STOCK  $    2,752  $    2,528   $     4,608  $    (3,245)
                                            ___________ ___________  ____________ ____________
                                            ___________ ___________  ____________ ____________


EARNINGS (LOSS) PER COMMON SHARE
PRIMARY -
 INCOME BEFORE ACCOUNTING CHANGE            $     0.48  $     0.45   $      0.81  $      0.78
 ACCOUNTING CHANGE                                   -           -             -        (1.35)
                                            ___________ ___________  ____________ ____________

 NET EARNINGS (LOSS)                        $     0.48  $     0.45   $      0.81  $     (0.57)
                                            ___________ ___________  ____________ ____________
                                            ___________ ___________  ____________ ____________

FULLY DILUTED -
 INCOME BEFORE ACCOUNTING CHANGE            $     0.41  $     0.38   $      0.69  $      0.66
 ACCOUNTING CHANGE                                   -           -             -        (1.35)
                                            ___________ ___________  ____________ ____________

 NET EARNINGS (LOSS)                        $     0.41  $     0.38   $      0.69  $     (0.69)
                                            ___________ ___________  ____________ ____________
                                            ___________ ___________  ____________ ____________

Primary weighted average common
 shares and equivalents                          5,707       5,648         5,699        5,645
                                            ___________ ___________  ____________ ____________
                                            ___________ ___________  ____________ ____________

Dividends declared per common share         $     0.13  $     0.11   $      0.25  $      0.21
                                            ___________ ___________  ____________ ____________
                                            ___________ ___________  ____________ ____________

The accompanying notes are an integral part of the financial statements.




                   KYSOR INDUSTRIAL CORPORATION AND SUBSIDIARIES
                            Consolidated Balance Sheet
                         (Unaudited, dollars in thousands)

                                                   June 30,     December 31,
                                                     1994           1993
                                                 ____________   ____________

CURRENT ASSETS
Cash and equivalents                                  $13,772        $21,339
Accounts receivable less allowance for doubtful
 accounts of $2,002 and $1,546, respectively           46,841         35,968
Inventories                                            34,292         28,409
Prepaid expenses                                        1,456          1,228
Deferred income tax charges                             6,661          6,266
                                                 ____________   ____________



TOTAL CURRENT ASSETS                                  103,022         93,210
                                                 ____________   ____________




PROPERTY, PLANT AND EQUIPMENT
Land                                                    2,631          2,616
Buildings                                              30,669         30,155
Machinery and equipment                                65,766         61,970
                                                 ____________   ____________

                                                       99,066         94,741
Less accumulated depreciation                          56,044         51,918
                                                 ____________   ____________


TOTAL PROPERTY, PLANT AND EQUIPMENT                    43,022         42,823
                                                 ____________   ____________



OTHER ASSETS
Goodwill, patents and other intangibles                 4,881          2,806
Cash value of officers' life insurance                  9,801          9,547
Deferred income tax charges                             4,714          4,031
Miscellaneous receivables and other assets              4,301          4,038
                                                 ____________   ____________


TOTAL OTHER ASSETS                                     23,697         20,422
                                                 ____________   ____________


TOTAL ASSETS                                         $169,741       $156,455
                                                 ____________   ____________
                                                 ____________   ____________



The accompanying notes are an integral part of the financial statements.




                   KYSOR INDUSTRIAL CORPORATION AND SUBSIDIARIES
                            Consolidated Balance Sheet
                                  (continued)
                         (Unaudited, dollars in thousands)
                                                   June 30,     December 31,
                                                     1994           1993
                                                 ____________   ____________
CURRENT LIABILITIES
Current maturities of long-term debt                   $6,554         $5,670
Accounts payable                                       19,535         14,353
Accrued income taxes payable                            1,610          2,426
Accrued expenses and contingent liabilities            28,302         25,699
                                                 ____________   ____________


TOTAL CURRENT LIABILITIES                              56,001         48,148

Long-term debt, less current maturities,
 plus guarantee of ESOP indebtedness                   32,056         33,673
Accumulated postretirement benefit obligation          12,766         12,628
Other long-term liabilities                             8,820          7,313
                                                 ____________   ____________


TOTAL LIABILITIES AND DEFERRED CREDITS                109,643        101,762
                                                 ____________   ____________



PREFERRED SHAREHOLDERS' EQUITY
Employee Stock Ownership Plan Preferred Stock,
 shares authorized 5,000,000; outstanding
 806,181 and 810,163; stated value of $24.375           19,651         19,748
Unearned deferred compensation under
 employee stock ownership plan                        (15,743)       (16,175)
                                                 ____________   ____________

TOTAL PREFERRED SHAREHOLDERS' EQUITY                    3,908          3,573
                                                 ____________   ____________


COMMON SHAREHOLDERS' EQUITY
Common stock, $1 par value, shares authorized
 30,000,000; outstanding 5,568,029
 and 5,467,840                                          5,568          5,468
Additional paid-in capital                              4,626          3,386
Retained earnings                                      47,218         43,997
Translation adjustment                                    577            286
Notes receivable-common stock
 96,807 and 99,116 shares                              (1,276)        (1,319)
Unearned deferred compensation under
 employee stock ownership plan                           (523)          (698)
                                                 ____________   ____________

TOTAL COMMON SHAREHOLDERS' EQUITY                      56,190         51,120
                                                 ____________   ____________


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $169,741       $156,455
                                                 ____________   ____________
                                                 ____________   ____________



                           KYSOR INDUSTRIAL CORPORATION
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                             Six Months Ended June 30,
                        (Unaudited, amounts in thousands)

                                                        1994       1993
                                                       _____      _____

CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
 Net income (loss)                                    $5,098    ($2,746)
 Adjustments to reconcile net income (loss) to
  net cash provided (used) by operating activities:
   Cumulative effect of change in accounting for
    Postretirement Benefits (net of tax benefits)          -      7,628
   Depreciation and amortization                       4,548      3,940
   Provision for losses on accounts receivable           253        162
   (Gain) Loss on sales of fixed assets                 (143)         6
   Deferred compensation (ESOP)                          607        606
   Deferred income taxes                              (1,078)    (1,100)
   Changes in assets and liabilities providing
    (consuming) cash:
     Accounts receivable                              (8,628)    (8,747)
     Inventories                                      (4,854)     2,173
     Prepaid expenses                                   (180)      (350)
     Accounts payable                                  3,813      2,564
     Accrued expenses and contingent liabilities       2,385      5,295
     Accrued income taxes payable                       (234)       971
     Other long-term liabilities                         210        622
                                                     _______    _______

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES       1,797     11,024
                                                     _______    _______


CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
 Additions to property and equipment                  (3,727)    (5,322)
 Proceeds from sales of property and equipment           399        138
 Acquisitions, net of cash acquired                   (4,128)         -
 Decrease (Increase) in other long-term assets          (358)      (560)
 Unrealized translation gain (loss)                      291       (271)
                                                     _______    _______

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES      (7,523)    (6,015)
                                                     _______    _______


CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
 Current borrowings                                      941      1,835
 Principal payments against long-term debt            (1,674)      (185)
 Proceeds from issuance of common stock                1,005      1,201
 Common stock and preferred stock dividends paid      (2,113)    (1,871)
                                                     _______    _______


NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES      (1,841)       980
                                                     _______    _______


NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS       (7,567)     5,989

CASH AND EQUIVALENTS AT BEGINNING OF YEAR             21,339      6,913
                                                     _______    _______


CASH AND EQUIVALENTS AT END OF PERIOD                $13,772    $12,902
                                                     _______    _______
                                                     _______    _______



The accompanying notes are an integral part of the financial statements.




[FN]
Notes to the Financial Statements
(Amounts in thousands except per share data)


Note A - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1993.


Note B - Change in Accounting for Postretirement Benefits

The company adopted the provisions of SFAS (Statement of Financial Accounting Standards) 106 - Employers Accounting for Postretirement Benefits Other than Pensions in the quarter ended March 31, 1993. The accumulated postretirement benefit obligation booked as a one-time cumulative change in accounting amounted to $12,063 less a deferred tax benefit of $4,435 which equated to $1.35 per share.



/[FN]


REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders
Kysor Industrial Corporation:



We have reviewed the accompanying consolidated balance sheet of Kysor Industrial Corporation and Subsidiaries as of June 30, 1994, and the related consolidated statement of income for the three-month and six-month periods ended June 30, 1994 and 1993 and the consolidated statement of cash flows for the six-month periods ended June 30, 1994 and 1993. These financial statements are the responsibility of the company's management.



We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements takes as a whole. Accordingly, we do not express such an opinion.



Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.



We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1993 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (none of which are presented herein); and in our report dated February 14, 1994 we expressed an unqualified opinion on those consolidated financial statements.



Coopers & Lybrand L.L.P.

July 20, 1994






Item 2.   Management s Discussion and Analysis of Financial
          Condition and Results of Operations


Results of Operations

Kysor Industrial Corporation s sales and revenues for the second quarter of 1994 were $76.5 million, up 9% from the $69.9 million reported for the same period in 1993. Net income for the second quarter of 1994 was $3.0 million compared to $2.8 million equating to earnings per common share of $.48 for the second quarter of 1994 compared to $.45 earned during the second quarter of 1993.

The Transportation Products Group net sales increased 16% to $38.5 million for the quarter compared to the $33.0 million reported in the same period a year ago. Operating profit for the Transportation Products Group increased 33% to $5.5 million from the $4.1 million reported during the same period in 1993, reflecting a record pace for Class 8 truck builds and Kysor s increased market penetration. Segment results for 1993 have been restated to include the Kysor/Westran division which was previously reported in the Commercial Products Group.

For the six-month period, sales and revenues were $146.8 million versus $133.8 million last year. Income before the cumulative effect of the accounting change for postretirement benefits, was $5.1 million compared to $4.9 million for 1993, an increase of 4%. Earnings per share, before the accounting change, were $.81 compared to $.78 reported last year.

The Commercial Products Group reported net sales of $37.6 million for the quarter compared to $36.7 million reported for the same period a year ago. Operating profit decreased to $2.4 million from the $3.9 million reported in 1993 reflecting the continued trimming of expansion plans by a major customer and the negative impact of the cost of introducing model revisions for new customers. Commercial Products Group segment results for 1993 have been restated to exclude the Kysor/Westran Division and 1994 results include the addition of Kalt Manufacturing Co., which was acquired by Kysor in February 1994.

In international operations, Kysor s commercial refrigeration operation in Germany had higher sales, and operating losses were reduced by almost
30% compared to the same period last year. The European truck and off-highway markets have also improved and sales and operating profits in that division increased compared to last year due to new product introductions.

Backlogs as of July 1, 1994 were 30.8% above July 1, 1993 levels. The Commercial Products Group backlog was up 33.0% and the Transportation Products Group backlog was up 25.8% compared to the same period a year ago.

The Company is presently involved in certain environmental proceedings with respect to soil and groundwater contamination in Cadillac, Michigan, as described below under the heading Legal Proceedings and in Note 11, Contingent Liabilities, to the Financial Statements included in the
Company s Annual Report on Form 10-K for the year ended December 31,
1993.   In addition, as disclosed in Note 11, the Company is involved in various other legal proceedings including certain proceedings involving allegedly contaminated sites with respect to which the Company has been named a potentially responsible party ( PRP ) under the Federal Superfund law or comparable state laws. Although discovery in certain of these proceedings has not been completed, subject to the contingencies discussed below and in Note 11 to the Company s 1993 Annual Report, management does not believe, based on the information presently available to it, that the ultimate aggregate cost to the Company of such proceedings will result in a material adverse effect on its future financial condition or results of operations.

Liquidity and Capital Resources

At June 30, 1994, the Company had cash and cash equivalents of $13.8 million compared to $21.3 million at December 31, 1993. Cash provided by operating activities was $1.8 million for the six-month period ended June 30, 1994 compared to $11.0 million for the same period in 1993, primarily due to increases in inventory associated with the increased business activity in both sales and backlogs.

Additions to property, plant and equipment for the six-month period ended
June 30, 1994 were $3.7 million compared to $5.3 million during the same period in 1993. It is anticipated that capital expenditures will slightly exceed depreciation and amortization for the current year. The acquisition of Kalt Manufacturing Co. in February, 1994, was the greatest use of cash in investing activities in 1994.

At June 30, 1994, the Company had no outstanding borrowings on its $20.0 million revolving line of credit.


PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

As previously reported in the Company s 1993 Annual Report on Form 10-
K filed with the Commission on March 30, 1994, the Company is involved in an environmental proceeding with respect to a site in Cadillac, Michigan. The description of such proceeding is set forth in Note 11, Contingent Liabilities, to the Company s 1993 Financial Statements set forth in Part II,
Item 8 of the Company s Form 10-K filed with the Commission on March 30, 1994. In June, 1994, the U.S. EPA issued to the Company and other PRP s a Special Notice of Liability concerning the performance of the remedial action for the soil and ground water contamination in the Industrial Park. The Special Notice of Liability requests that the PRP s perform the remedial action and enter into negotiations with the U.S. EPA on a judicial Consent Decree for the performance of that work. The Company intends to participate in these negotiations, which are anticipated to continue until October, 1994.

On July 3, 1991, the Michigan Attorney General and the Michigan
Department of Natural Resources ( MDNR ) filed a lawsuit against the Company and various other parties in the United States Federal District Court for the Western District of Michigan. The description of such proceeding is set forth in Note 11, Contingent Liabilities, to the Company's 1993 Financial Statements set forth in Part II, Item 8 of the Company's
Form 10-K filed with the Commission on March 30, 1994. Since March 30, 1994, discovery in this lawsuit has been completed.

On December 31, 1991, General Electric filed a third-party claim against the Company in the United States District Court for the Western District of Michigan. The description of such proceeding is set forth in Part I, Item 3 of the Company s 1993 Annual Report on Form 10-K filed with the Commission on March 30, 1994.

On December 4, 1992, Kysor was named as a defendant, together with over 30 other parties, in an action commenced by the Township of Oshtemo, the City of Kalamazoo, Kalamazoo County and The Upjohn
Company with respect to alleged contamination at the West KL Avenue
Landfill site located in Kalamazoo, Michigan. The litigation is presently pending in the United States District Court for the Western District of Michigan. The suit seeks cost recovery and contribution with respect to funds allegedly expended or to be expended to investigate and/or remediate certain contamination found at the site. Liability is alleged to be joint and several against all named defendants. The Company is vigorously defending against this lawsuit, and at this juncture the Company has not engaged in any significant discovery in this suit.

On March 30, 1993, the Company received a notification from the MDNR that it has been named as a PRP with respect to a site commonly referred to as the SCA Independent Landfill Superfund Site, located in Muskegon County, Michigan. The notice alleges that the Company, together with numerous other parties, was an owner, generator or transporter of waste materials deposited at the site. The PRP notice requests the Company and the other named PRPs to conduct a Remedial Investigation/Feasibility
Study to determine the extent of contamination at the site, and seeks recovery of investigative costs expended by the MDNR to date. No significant discovery has taken place with respect to this matter. On September 30, 1993, SC Holdings, Inc. signed the administrative Order By Consent For Response Activity with MDNR. The remaining named PRPs have negotiated with SC Holdings, Inc. to arrive at terms for an acceptable Participation Agreement among the presently named PRPs.

The U.S. EPA has identified three past or present divisions of Kysor as de minimis PRPs at the Term Chem Superfund Site in Muskegon, Michigan.
The Thermo Chem Site is the location of a former solvent recovery business. Kysor and approximately 70 other companies agreed to conduct a Remedial Investigation and Feasibility Study ( RI/FS ) at the Site. As part of this effort, Kysor signed a Participation Agreement with the other participating PRPs and signed an Administrative Order by Consent with Region 5 of the U.S. EPA. Based upon the RI/FS completed by the participating PRPs, the U.S. EPA has issued a Record of Decision that sets forth the cleanup action selected by U.S. EPA for the Site. At the present time no order has been entered which requires Kysor to participate in a cleanup of the Site, and there has been no resolution of the exact requirements or scope of any; cleanup. On June 9, 1994, the U.S. EPA extended to Kysor and more than three hundred other de minimis parties an offer to settle their alleged liability for contamination at the Site. Kysor rejected the settlement offer.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-
HOLDERS.

On April 29, 1994, Kysor held its 1994 Annual Meeting of Shareholders.
The purposes of the meeting were: to elect three directors for three-year terms expiring in 1997; and to consider and ratify the appointment of Coopers & Lybrand as independent auditors for the Company for the current fiscal year.

Three candidates nominated by management were elected by the shareholders to serve as directors of Kysor at the meeting. The following sets forth the results of the voting with respect to each candidate:

     Name of Candidate                    Shares Voted
     George R. Kempton
For: 5,822,862
                                   Authority
Withheld:                          71,573
                                   Broker Non-
votes:                             0

     Philip LeBoutillier, Jr.
For: 5,805,129
                                   Authority
Withheld:                          89,306
                                   Broker Non-
votes:                             0

     Raymond A. Weigel
For: 5,810,577
                                   Authority
Withheld:                          83,858
                                   Broker Non-
votes:                             0

The shareholders voted to ratify the appointment of Coopers & Lybrand by the Board of Directors as independent auditors of the Company for the current fiscal year. The following sets forth the results of the voting with respect to this matter:

                        Shares Voted

                    For:         5,743,164
                    Against:        98,076
                    Abstentions:    53,415
                    Broker Non-votes:    0


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following exhibits are filed as part of this report.

          11   Statement Regarding Computation of Earnings Per
               Share

          15   Letter from Coopers & Lybrand regarding unaudited
               Financial Statements

     (b) There were no reports on Form 8-K filed by the registrant during the six months ended June 30, 1994.







SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.






Date:  August 15, 1994
By   Terry M. Murphy
     Vice President,
     Chief Financial Officer (principal financial officer and duly authorized signatory for registrant)





Date:     August 15, 1994
By:  Robert L. Joseph
     Comptroller
      (Chief Accounting Officer)




          KYSOR INDUSTRIAL CORPORATION AND SUBSIDIARIES
                FINANCIAL INFORMATION BY SEGMENT
                (Unaudited, amounts in thousands)

                                                 Quarter Ended              Six Months Ended
                                                    June 30,                    June 30,
                                             _____________________       _____________________

                                               1994         1993           1994         1993
                                             ________     ________       ________     ________
Commercial Products
 United States                                $32,949      $32,471        $66,146      $64,254
 Europe                                         4,680        4,259          7,184        7,285
                                             ________     ________       ________     ________

   Total Commercial Products                   37,629       36,730         73,330       71,539

Transportation Products
 United States                                 36,210       31,047         68,810       58,350
 Europe                                         2,244        1,987          3,973        3,625
                                             ________     ________       ________     ________


   Total Transportation Products               38,454       33,034         72,783       61,975
                                             ________     ________       ________     ________


NET SALES                                     $76,083      $69,764       $146,113     $133,514
                                             ________     ________       ________     ________
                                             ________     ________       ________     ________


OPERATING PROFIT

Commercial Products
 United States                                 $2,639       $4,322         $5,652       $8,800
 Europe                                          (284)        (402)          (973)      (1,025)
                                             ________     ________       ________     ________

  Total Commercial Products                     2,355        3,920          4,679        7,775

Transportation Products
 United States                                  5,424        4,084          9,769        7,117
 Europe                                            50           27            (31)         (38)
                                             ________     ________       ________     ________

   Total Transportation Products                5,474        4,111          9,738        7,079
                                             ________     ________       ________     ________


TOTAL OPERATING PROFIT                          7,829        8,031         14,417       14,854

Corporate Administrative Expense (Net)         (2,406)      (2,770)        (4,779)      (5,277)

Interest Expense                                 (502)        (534)        (1,040)      (1,025)
                                             ________     ________       ________     ________


INCOME BEFORE INCOME TAXES                     $4,921       $4,727         $8,598       $8,552
                                             ________     ________       ________     ________
                                             ________     ________       ________     ________


