Form 10-Q
period 1994-09-30
KYSOR INDUSTRIAL CORP /MI/
filed 1994-11-14
CIK 202356

SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C.  20549

                        FORM 10-Q

(Mark One)*
(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September
     30, 1994
                           or
( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to


              COMMISSION FILE NUMBER 1-8973


                KYSOR INDUSTRIAL CORPORATION
 (Exact name of registrant as specified in its charter)

                  Michigan                                38-1909000

(State or other jurisdiction of incorporation  (I.R.S. Employer Identification
Number)                                               or organization)

   One Madison Avenue, Cadillac, Michigan  49601
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

          Common stock, $1.00 par value, number of shares outstanding as of October 28, 1994:

				5,605,683


                               KYSOR INDUSTRIAL CORPORATION
                              Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The interim financial data presented herein is unaudited but, in the opinion of the management, reflects all adjustments (none of which was other than a normal recurring adjustment) necessary for a fair presentation of such information.  Results for interim periods should not be considered indicative of results for a full year.  There were no undisclosed material unusual charges or credits to income during the quarter ended
September 30, 1994 nor was there a change in independent accountants during the period.

                             Consolidated Statement of Income
                  (Unaudited, amounts in thousands except per share data)
                                                   Quarter Ended         Nine Months Ended
                                                   September 30,           September 30,
                                               1994        1993         1994         1993
                                            ___________ ___________  ____________ ____________

Net sales                                   $   83,993  $   74,071   $   230,106  $   207,585
Interest and other revenues                        548         364         1,270          692
                                            ___________ ___________  ____________ ____________

TOTAL SALES AND REVENUES                        84,541      74,435       231,376      208,277
                                            ___________ ___________  ____________ ____________


COSTS AND EXPENSES
Cost of sales                                   64,381      56,800       177,529      158,133
Selling and administrative expenses             11,908      11,206        35,351       33,884
Interest expense                                   459         559         1,499        1,584
Other expenses                                     230         130           836          384
                                            ___________ ___________  ____________ ____________

TOTAL COSTS AND EXPENSES                        76,978      68,695       215,215      193,985
                                            ___________ ___________  ____________ ____________


INCOME BEFORE INCOME TAXES BEFORE
 CUMULATIVE EFFECT OF ACCOUNTING CHANGE          7,563       5,740        16,161       14,292
INCOME TAXES                                     3,230       2,470         6,730        6,140
                                            ___________ ___________  ____________ ____________

INCOME BEFORE CUMULATIVE EFFECT
 OF ACCOUNTING CHANGE                            4,333       3,270         9,431        8,152
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
 FOR POSTRETIREMENT BENEFITS (Net of income
 tax benefit of $4,435)                              -           -             -       (7,628)
                                            ___________ ___________  ____________ ____________

NET INCOME (LOSS)                                4,333       3,270         9,431          524
DIVIDENDS ON PREFERRED STOCK
 (Net of tax benefits)                             244         238           734          737
                                            ___________ ___________  ____________ ____________

EARNINGS (LOSS) APPLICABLE TO COMMON STOCK  $    4,089  $    3,032   $     8,697  $      (213)
                                            ___________ ___________  ____________ ____________
                                            ___________ ___________  ____________ ____________


EARNINGS (LOSS) PER COMMON SHARE
PRIMARY -
 INCOME BEFORE ACCOUNTING CHANGE            $     0.70  $     0.54   $      1.51  $      1.32
 ACCOUNTING CHANGE                                   -           -             -        (1.35)
                                            ___________ ___________  ____________ ____________

 NET EARNINGS (LOSS)                        $     0.70  $     0.54   $      1.51  $     (0.03)
                                            ___________ ___________  ____________ ____________
                                            ___________ ___________  ____________ ____________

FULLY DILUTED -
 INCOME BEFORE ACCOUNTING CHANGE            $     0.60  $     0.46   $      1.29  $      1.12
 ACCOUNTING CHANGE                                   -           -             -        (1.35)
                                            ___________ ___________  ____________ ____________

 NET EARNINGS (LOSS)                        $     0.60  $     0.46   $      1.29  $     (0.23)
                                            ___________ ___________  ____________ ____________
                                            ___________ ___________  ____________ ____________

Primary weighted average common
 shares and equivalents                          5,818       5,602         5,758        5,632
                                            ___________ ___________  ____________ ____________
                                            ___________ ___________  ____________ ____________

Dividends declared per common share         $     0.13  $     0.11   $      0.38  $      0.32
                                            ___________ ___________  ____________ ____________
                                            ___________ ___________  ____________ ____________

The accompanying notes are an integral part of the financial statements.










                   KYSOR INDUSTRIAL CORPORATION AND SUBSIDIARIES
                            Consolidated Balance Sheet
                         (Unaudited, dollars in thousands)

                                                 September 30,  December 31,
                                                     1994           1993
                                                 ____________   ____________

CURRENT ASSETS
Cash and equivalents                                  $13,293        $21,339
Accounts receivable less $2,129 and
 $1,546 allowance for doubtful accounts                54,499         35,968
Finished goods inventory                                4,666          5,338
Work-in-process inventory                              13,069          8,973
Raw Material Inventory                                 18,701         14,098
Prepaid expenses                                        1,668          1,228
Deferred income tax charges                             7,033          6,266
                                                 ____________   ____________



TOTAL CURRENT ASSETS                                  112,929         93,210
                                                 ____________   ____________




PROPERTY, PLANT AND EQUIPMENT
Land                                                    2,639          2,616
Buildings                                              30,968         30,155
Machinery and equipment                                66,116         61,970
                                                 ____________   ____________

                                                       99,723         94,741
Less accumulated depreciation                          56,842         51,918
                                                 ____________   ____________


TOTAL PROPERTY, PLANT AND EQUIPMENT                    42,881         42,823
                                                 ____________   ____________



OTHER ASSETS
Goodwill, patents and other intangibles                 4,748          2,806
Cash value of officers' life insurance                 10,531          9,547
Deferred income tax charges                             5,227          4,031
Miscellaneous receivables and other assets              4,248          4,038
                                                 ____________   ____________


TOTAL OTHER ASSETS                                     24,754         20,422
                                                 ____________   ____________


TOTAL ASSETS                                         $180,564       $156,455
                                                 ____________   ____________
                                                 ____________   ____________



The accompanying notes are an integral part of the financial statements.


                   KYSOR INDUSTRIAL CORPORATION AND SUBSIDIARIES
                            Consolidated Balance Sheet
                                  (continued)
                          (Unaudited, dollars in thousands)
                                                 September 30,  December 31,
                                                     1994           1993
                                                 ____________   ____________


CURRENT LIABILITIES
Current maturities of long-term debt                   $6,930         $5,670
Accounts payable                                       22,509         14,353
Accrued income taxes payable                            3,147          2,426
Accrued expenses and contingent liabilities            30,272         25,699
                                                 ____________   ____________


TOTAL CURRENT LIABILITIES                              62,858         48,148

Long-term debt, less current maturities,
 plus guarantee of ESOP indebtedness                   31,160         33,673
Accumulated postretirement benefit obligation          12,901         12,628
Other long-term liabilities                             9,150          7,313
                                                 ____________   ____________


TOTAL LIABILITIES AND DEFERRED CREDITS                116,069        101,762
                                                 ____________   ____________



PREFERRED SHAREHOLDERS' EQUITY
Employee Stock Ownership Plan Preferred Stock,
 shares authorized 5,000,000; outstanding
 805,378 and 810,163 stated value of $24.375           19,631         19,748
Unearned deferred compensation under
 employee stock ownership plan                        (15,526)       (16,175)
                                                 ____________   ____________

TOTAL PREFERRED SHAREHOLDERS' EQUITY                    4,105          3,573
                                                 ____________   ____________


COMMON SHAREHOLDERS' EQUITY
Common stock, $1 par value, shares authorized
 30,000,000, outstanding 5,606,383
 and 5,467,840                                          5,606          5,468
Additional paid-in capital                              5,020          3,386
Retained earnings                                      50,578         43,997
Translation adjustment                                    822            286
Notes receivable-common stock
 96,755 and 99,116 shares                              (1,287)        (1,319)
Unearned deferred compensation under
 employee stock ownership plan                           (349)          (698)
                                                 ____________   ____________

TOTAL COMMON SHAREHOLDERS' EQUITY                      60,390         51,120
                                                 ____________   ____________


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $180,564       $156,455
                                                 ____________   ____________
                                                 ____________   ____________


                           KYSOR INDUSTRIAL CORPORATION
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                          Nine Months Ended September 30,
                        (Unaudited, amounts in thousands)

                                                        1994       1993
                                                       _____      _____

CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
 Net income (loss)                                    $9,431       $524
 Adjustments to reconcile net income (loss) to
  net cash provided (used) by operating activities:
   Cumulative effect of change in accounting for
    Postretirement Benefits (net of tax benefits)          -      7,628
   Depreciation and amortization                       6,821      5,927
   Provision for losses on accounts receivable           392        297
   (Gain) Loss on sales of fixed assets                 (132)         0
   Deferred compensation (ESOP)                          997        997
   Deferred income taxes                              (1,963)    (1,618)
   Changes in assets and liabilities providing
    (consuming) cash:
     Accounts receivable                             (16,425)   (12,593)
     Inventories                                      (6,998)     3,795
     Prepaid expenses                                   (392)       518
     Accounts payable                                  7,176      2,282
     Accrued expenses and contingent liabilities       4,355      7,963
     Accrued income taxes payable                      1,692      2,021
     Other long-term liabilities                         676      1,051
                                                     _______    _______

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES       5,630     18,792
                                                     _______    _______


CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
 Additions to property and equipment                  (5,764)    (6,784)
 Proceeds from sales of property and equipment           425          8
 Acquisitions, net of cash acquired                   (4,128)         -
 Decrease (Increase) in other long-term assets        (1,035)    (1,095)
 Unrealized translation gain (loss)                      536        (42)
                                                     _______    _______

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES      (9,966)    (7,913)
                                                     _______    _______


CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
 Current borrowings                                    1,268      2,438
 Principal payments against long-term debt            (2,521)      (183)
 Proceeds from issuance of common stock                1,399      1,233
 Purchase of common stock                               (234)         0
 Common stock and preferred stock dividends paid      (3,622)    (3,262)
                                                     _______    _______


NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES      (3,710)       226
                                                     _______    _______


NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS       (8,046)    11,105

CASH AND EQUIVALENTS AT BEGINNING OF YEAR             21,339      6,913
                                                     _______    _______


CASH AND EQUIVALENTS AT END OF PERIOD                $13,293    $18,018
                                                     _______    _______
                                                     _______    _______



The accompanying notes are an integral part of the financial statements.



Notes to the financial statements

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








              REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders
Kysor Industrial Corporation:

We have reviewed the accompanying consolidated balance sheet of Kysor Industrial Corporation and Subsidiaries as of September 30, 1994, and the related consolidated statement of income for the three-month and nine-month periods ended September 30, 1994 and 1993 and the consolidated statement of cash flows for the nine-month periods ended September 30, 1994 and 1993. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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


By	s/COOPERS & LYBRAND L.L.P.
Coopers & Lybrand L.L.P.


October 20, 1994



 Item 2    Management s Discussion and Analysis of Financial
          Condition and Results of Operations


Results of Operations

Kysor Industrial Corporation s sales and revenues for the third quarter 1994 were $84 million, up 13 percent from the $74 million reported for the same period in 1993. Net income for the third quarter 1994 was $4.3 million compared to $3.3 million reported during the same period in 1993. Earnings per share were $.70 for the third quarter 1994 compared to $.54 per share earned during third quarter of 1993.

The Transportation Products Group net sales increased 26 percent to $39.0 million for the quarter compared to the $31.0 million reported during the same period a year ago. This increase in sales is directly attributable to the record pace in the Class 8 truck market. The North American Class 8 truck builds are approximately 22 percent ahead of last year and are the primary market for Kysor Industrial Corporation s Transportation Products Group. Segment results for 1993 have been restated to include the Kysor/Westran division, which was previously reported under the Commercial Products Group segment. Operating profit for the Transportation Products Group increased to $5.5 million for the third quarter 1994 compared to the $3.6 million reported for the same period in 1993. This earnings improvement is primarily attributable to the increased contribution margin associated with the increased sales in the truck market.

The Commercial Products Group reported net sales of $44.9 million for the quarter compared to $43.1 million reported during the same period a year ago. This group was positively impacted by the acquisition of Kalt Manufacturing Company, Inc. (renamed Kysor/Kalt) which was acquired by Kysor in February, 1994. Without Kalt, net sales would have been down 12 percent as a result of a reduction in sales volume at the Kysor/Warren operations. This lower sales volume is attributable to a reduction in the expansion plans of a major customer. The impact of this reduction is expected to decrease in future periods as additional volume from new customers is realized at their full potential.

Operating profit for the Commercial Products Group during the quarter decreased to $5.0 million compared to the $5.4 million reported during the same period a year ago. This profit reduction is primarily attributable to the reduced volume at the Kysor/Warren division. Kysor/Kalt, the newly acquired operation which is included in the Commercial Products
Group has been a positive contributor to the segment s operating profit for the quarter. The Commercial Products Group segment results for 1993 have been restated to exclude the Kysor/Westran division which is now included as part of the Transportation Products Group segment.


For the nine-month period ended September 30, 1994, net sales increased to $230.1 million compared to $207.6 million reported for the same period during 1993, while operating profit increased to $24.9 million compared to the $23.8 million reported in 1993. A majority of the increases in sales and profit are the result of the previously discussed volume increases in the Transportation Products Group. The increasing cost of sales is directly attributable to the increase in volume on a company-wide basis. Selling and administrative expenses, as a percentage of total sales, decreased and reflect a declining relationship as volume increases.

In international operations, Kysor s commercial refrigeration operation in Germany reported 9.5 percent lower sales for the nine-month period compared to the same period last year and operating losses were reduced by 30 percent compared to the same period last year. The operation has instituted a number of cost-containment measures during the year while at the same time selectively eliminating unprofitable business through more aggressive pricing.

The European truck and off-highway markets continue to improve.
Sales and operating profits at the Kysor/Europe operations have increased for the third quarter and nine-month period compared to the same period a year ago.

The Company is presently involved in certain environmental proceedings with respect to soil and groundwater contamination in Cadillac, Michigan, as described below under the heading Legal
Proceedings and in Note 11, Contingent Liabilities, to the Financial Statements included in the Company s Annual Report on Form 10-K for the year ended December 31, 1993. In addition, as disclosed below and in Note 11, the Company is involved in various other legal proceedings including certain proceedings involving allegedly contaminated sites with respect to which the Company has been named a potentially responsible party ( PRP ) under the Federal Superfund law or comparable state laws. Although discovery in certain of these proceedings has not been completed, subject to the contingencies discussed below and in Note 11, management does not believe, based on the information presently available to it, that the ultimate aggregate cost to the Company of such proceedings would have a material adverse effect on its financial condition, results of operations, or liquidity.

Liquidity and Capital Resources

At September 30, 1994, the Company had cash and cash equivalents of $13.3 million compared to $21.3 million at December 31, 1993. Cash provided by operating activities was $5.6 million for the nine-month period ended September 30, 1994, compared to $18.8 million for the same period in 1993. The difference in the absolute cash position, as well as the cash provided by operating activities for the nine-month period ended this year compared to last year, is primarily due to increases in inventory related to the increased activity in sales and backlogs as well as an increase in accounts receivable resulting from the increased sales activity during this time of the year. Although in absolute dollars, inventory is up approximately $8.0 million compared to year end 1993, inventory turnover remains at approximately the same level and is proportionately in line with the increased sales and backlogs. Accounts payable are up approximately $8.2 million from year end
December 31, 1993, which is attributable to the increased business activity.

Additions to property, plant and equipment for the nine-month period ended September 30, 1994 were $5.5 million compared to $6.8 million during the same period in 1993. It is anticipated that capital expenditures will exceed depreciation and amortization for the current year. The acquisition of Kalt Manufacturing Company, Inc. was the greatest use of cash in investing activities in 1994.

As previously noted above, Kysor Industrial Corporation acquired Kalt Manufacturing Company, Inc. in February, 1994. Kysor/Kalt manufactures insulated refrigeration panels and doors for the supermarket and convenience store industry. Although the operation is not material on a consolidated basis, the increase in Goodwill, Patents and Other Intangibles from that reported at December 31, 1993 is primarily attributable to the acquisition of Kalt, net of normal amortization.

Included in the reported assets of the Company are Deferred Income
Tax Charges totalling $12.3 million. These assets represent timing differences between generally accepted accounting principles and IRS regulations. These timing differences are anticipated to reverse in future years. The historical positive profitability of the Company indicates that the income tax liability will be positively impacted (lowered) and therefore it is anticipated the Company will recover these timing differences in future periods.

At September 30, 1994, the Company had no outstanding borrowings on its $20.0 million revolving line of credit.


PART II.  OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

As previously reported in the Company s 1993 Annual Report on Form
10-K filed with the Commission on March 30, 1994, the Company is involved in an environmental proceeding with respect to a site in Cadillac, Michigan. The description of such proceeding is set forth in
Note 11, Contingent Liabilities, to the Company s 1993 Financial Statements set forth in Part II, Item 8 of the Company s Form 10-K filed with the Commission on March 30, 1994. In June, 1994, the U.S. EPA issued to the Company and other PRP s a Special Notice of Liability concerning the performance of the remedial action for the soil and ground water contamination in the Industrial Park. The Special Notice of Liability requested that the PRP s perform the remedial action and enter into negotiations with the U.S. EPA on a judicial Consent Decree for the performance of that work. The Company participated in these negotiations with the U.S. EPA and the State of Michigan. At the conclusion of those negotiations in October 1994, the Company declined to enter into a consent decree with the U.S. EPA for the performance of the remedial action. The Company anticipates that the U.S. EPA will issue to the Company and other PRPs a unilateral order to require the parties to perform the remedial action.


On July 3, 1991, the Michigan Attorney General and the Michigan
Department of Natural Resources ( MDNR ) filed a lawsuit against the Company and various other parties in the United States Federal District Court for the Western District of Michigan. The description of such proceeding is set forth in Note 11, Contingent Liabilities, to the Company s 1993 Financial Statements set forth in Part II, Item 8 of the Company s Annual Report on Form 10-K filed with the Commission on March 30, 1994. Since March 30, 1994, discovery in this lawsuit has been completed. The Company and the State of Michigan have agreed to a settlement which is subject to court approval. In exchange for payment of $2.5 million by the Company, the State of Michigan will release and forgive all its claims for reimbursement of costs, interest, natural resource damages and penalties. The State s claim for declaratory judgement for future remediation costs, if any, is not part of this settlement. The State has filed its motion for approval of this settlement which is pending court action.

On December 31, 1991, General Electric filed a third-party claim against the Company in the United States District Court for the Western District of Michigan. The description of such proceeding is set forth in Part I,
Item 3 of the Company s 1993 Annual Report on Form 10-K filed with the Commission on March 30, 1994. Although the ultimate liability with regard to this matter cannot be ascertained, it is the opinion of management, after conferring with counsel, that any liability resulting from this matter should not have a material effect on the registrant s financial condition, results of operations, or liquidity.

On December 4, 1992, Kysor was named as a defendant, together with over 30 other parties, in an action commenced by the Township of Oshtemo, the City of Kalamazoo, Kalamazoo County and The Upjohn
Company with respect to alleged contamination at the West KL Avenue Landfill site located in Kalamazoo, Michigan. The litigation is presently pending in the United States District Court for the Western District of Michigan. The suit seeks cost recovery and contribution with respect to funds allegedly expended or to be expended to investigate and/or remediate certain contamination found at the site. Liability is alleged to be joint and several against all named defendants. The Company is vigorously defending against this lawsuit, and at this juncture the Company has not engaged in any significant discovery in this suit.
Although the ultimate liability with regard to this matter cannot be ascertained, it is the opinion of management, after conferring with counsel, that any liability resulting from this matter should not have a material effect on the registrant s financial condition, results of operations, or liquidity.

On March 30, 1993, the Company received a notification from the MDNR that it has been named as a PRP with respect to a site commonly referred to as the SCA Independent Landfill Superfund Site, located in Muskegon County, Michigan. The notice alleges that the Company, together with numerous other parties, was an owner, generator or transporter of waste materials deposited at the site. The PRP notice requests the Company and the other named PRPs to conduct a Remedial Investigation and Feasibility Study ( RI/FS ) to determine the extent of contamination at the site, and seeks recovery of investigative costs expended by the MDNR to date. No significant discovery has taken place with respect to this matter. On September 30, 1993, SC
Holdings, Inc. signed the administrative Order By Consent For
Response Activity with MDNR. The remaining named PRPs have negotiated with SC Holdings, Inc. to arrive at terms for an acceptable Participation Agreement among the presently named PRPs. Although the ultimate liability with regard to this matter cannot be ascertained, it is the opinion of management, after conferring with counsel, that any liability resulting from this matter should not have a material effect on the registrant s financial condition, results of operations, or liquidity.

The U.S. EPA has identified three past or present divisions of Kysor as de minimis PRPs at the Thermo Chem Superfund Site in Muskegon,
Michigan.  The Thermo Chem Site is the location of a former solvent recovery business.  Kysor and approximately 70 other companies agreed to conduct an RI/FS at the Site.  As part of this effort, Kysor signed a Participation Agreement with the other participating PRPs and signed an Administrative Order by Consent with Region 5 of the U.S.
EPA.  Based upon the RI/FS completed by the participating PRPs, the
U.S. EPA has issued a Record of Decision that sets forth the cleanup action selected by U.S. EPA for the Site.  On June 9, 1994, the U.S.
EPA extended to Kysor and more than three hundred other de minimis parties an offer to settle their alleged liability for contamination at the
Site.  Kysor rejected the settlement offer.   In October, 1994 U.S. EPA
issued an amended unilateral order to 18 of the largest PRPs (not including Kysor) requiring them to perform prescribed remedial actions.
These  parties have indicated their intent to do so.  The Company is one of approximately 55 PRPs that have not been ordered to participate in the cleanup, but have yet to resolve their liability for their share of the
costs.   Although the ultimate liability with regard to this matter cannot be ascertained, it is the opinion of management, after conferring with counsel, that any liability resulting from this matter should not have a material effect on the registrant s financial condition, results of operations, or liquidity.


                  KYSOR INDUSTRIAL CORPORATION
                FINANCIAL INFORMATION BY SEGMENT
                (Unaudited, amounts in thousands)

                                                 Quarter Ended             Nine Months Ended
                                                 September 30,               September 30,
                                             _____________________       _____________________

                                               1994         1993           1994         1993
                                             ________     ________       ________     ________

NET SALES
Commercial Products
 United States                                $40,844      $37,958       $106,990     $102,212
 Europe                                         4,104        5,191         11,288       12,476
                                             ________     ________       ________     ________

   Total Commercial Products                   44,948       43,149        118,278      114,688

Transportation Products
 United States                                 36,677       29,366        105,487       87,716
 Europe                                         2,368        1,556          6,341        5,181
                                             ________     ________       ________     ________


   Total Transportation Products               39,045       30,922        111,828       92,897
                                             ________     ________       ________     ________


NET SALES                                     $83,993      $74,071       $230,106     $207,585
                                             ________     ________       ________     ________
                                             ________     ________       ________     ________


OPERATING PROFIT

Commercial Products
 United States                                 $5,001       $5,681        $10,653      $14,481
 Europe                                            32         (315)          (941)      (1,340)
                                             ________     ________       ________     ________

  Total Commercial Products                     5,033        5,366          9,712       13,141

Transportation Products
 United States                                  5,405        3,747         15,174       10,864
 Europe                                            45         (122)            14         (160)
                                             ________     ________       ________     ________

   Total Transportation Products                5,450        3,625         15,188       10,704
                                             ________     ________       ________     ________


TOTAL OPERATING PROFIT                         10,483        8,991         24,900       23,845

Corporate Administrative Expense (Net)         (2,461)      (2,692)        (7,240)      (7,969)

Interest Expense                                 (459)        (559)        (1,499)      (1,584)
                                             ________     ________       ________     ________


INCOME BEFORE INCOME TAXES                     $7,563       $5,740        $16,161      $14,292
                                             ________     ________       ________     ________
                                             ________     ________       ________     ________


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following exhibits are filed as part of this report.

          11   Statement Regarding Computation of Earnings Per
               Share

          15   Letter from Coopers & Lybrand regarding
               unaudited Financial Statements

          27   Financial Data Schedule

     (b) There were no reports on Form 8-K filed by the registrant during the quarter ended September 30, 1994.



                             SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               KYSOR INDUSTRIAL CORPORATION



Date:       November 9, 1994                 By     s\Terry M. Murphy

                                   Terry M. Murphy
                                   Vice President,
                                   Chief Financial Officer
				   (principal financial officer and
				    duly authorized signatory for registrant)





Date:       November  9, 1994                By     s\Robert L. Joseph

                                   Robert L. Joseph
                                   Comptroller
                                   (Chief Accounting Officer)




                              EXHIBIT INDEX







DESCRIPTION                                           EXHIBIT NO.

     Statement Regarding Computation of Earnings Per Share  11


     Letter from Coopers & Lybrand Regarding Unaudited Financial
     Statements                                             15


     Financial Data Schedule                                27