Form 10-K
period 1994-12-31
KYSOR INDUSTRIAL CORP /MI/
filed 1995-03-23
CIK 202356

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
F O R M  10 - K


     Annual Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 For the Fiscal Year
     Ended December 31, 1994.
                           OR
     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition
     Period from
     to

              Commission File Number 1-8973

              KYSOR INDUSTRIAL CORPORATION
 (Exact name of registrant as specified in its charter)

           Michigan
 (State or other jurisdiction of incorporation or organization)

	    38-1909000
     (IRS employer identification number)

		   One Madison Avenue,
                   Cadillac, Michigan
         (Address of principal executive offices)

	     		  49601-9785
	      		  (Zip Code)

Registrant's telephone number, including area code:
                      (616) 779-2200

 Securities registered pursuant to Section 12(b) of the Act:

                  Title of each class
                Common Stock $1 par value

         Name of each exchange on which registered
                 New York Stock Exchange

Indicatee by check mark whether the registrant (1) has
filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the
preceding 12 months (or for such shorter period that the
registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90
days.  YES   X    NO

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by nonaffiliates* of the registrant as of March 1, 1995:

               Common Stock $104,349,328

*For purposes of this response, the Kysor Industrial
Corporation Employee Stock Ownership Plan, which owns
328,856 shares of Common Stock and 803,553 shares of Series A Preferred Stock, is considered to be an affiliate of Kysor Industrial Corporation.

  Indicate the number of shares outstanding of each of the registrant's class of Common Stock, as of the latest practicable date: 5,706,318 shares of Common Stock, $1 par value, as of March 1, 1995.

          Documents Incorporated by Reference


Part III, Items 10 through 13      Parts of the registrant's
                                   definitive Proxy Statement
                                   for its April 28, 1995
                                   Annual Meeting of
                                   Shareholders







                            PART I




Item 1.   BUSINESS


     (a)  General Development of Business.

          Kysor Industrial Corporation ("Kysor", the "Company" or the "Registrant") is a Michigan corporation. It is the successor to a Delaware corporation of the same name organized in 1970 and also previously a Michigan corporation of the same name originally organized in 1925.

          In April 1988, Kysor purchased an 80 percent interest in Kysor/Warren Refrigeration GmbH of Limburg,
Germany. In January 1989 the remaining 20 percent interest was acquired. Kysor/Warren Refrigeration GmbH designs, manufactures and markets refrigerated display cases for the European market.

          In February 1994, Kysor acquired Kalt Manufacturing
Co., Inc., located in Portland, Oregon and Goodyear, Arizona.
Kalt manufactures walk-in coolers and panels for the supermarket, convenience store, and food service industries.


     (b)  Segment Information.

          Kysor's operations include two segments: commercial products and transportation products. Operations in the commercial products segment design, manufacture and market refrigerated display cases, energy control systems, refrigerated building systems, and heating and air-conditioning systems.

	  Operations in the transportation
products segment design, manufacture and market engine performance systems, engine protection systems, and components and accessories for heavy-duty trucks, other commercial vehicles and marine equipment. Financial information related to the industry segments is included in Item 8, Financial Statements and Supplementary Data, under Note 11 - Segment Information - in the Notes to Consolidated Financial Statements.

     (c)  Narrative Description of Business.

          At December 31, 1994, Kysor had approximately 2,236 employees. Information as of December 31, 1994 concerning Kysor's two industry segments is presented below. Certain financial information related to the individual industry segments is incorporated in response to Item 1(b) above.

          There were no material expenditures for compliance with federal, state or local provisions regulating the discharge of materials into the environment except with respect to ongoing proceedings relating to soil and groundwater contamination at the Cadillac Industrial Park in Cadillac, Michigan which is explained further under Note 10, Contingent Liabilities, to the Consolidated Financial Statements included in Part II, Item 8.


     Commercial Products


          The principal products of the commercial products group include supermarket refrigerated display cases, condensing units, insulated panels for refrigerated building systems and walk-in coolers. The principal markets for Kysor's commercial products group include supermarkets, convenience stores, food processors and restaurants. Refrigerated display equipment, refrigerated building systems, and sundry food store, food processing and restaurant equipment are sold directly to supermarkets and convenience stores, as well as through independent commercial refrigeration distributors.

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

          There are no significant seasonal factors for the business of this group. Backlogs at year-end 1994 were approximately $64.0 million compared to $42.0 million in 1993 (restated to reflect the transfer of the Kysor/Westran operation to the Transportation Products Group) and no material portion of this business is subject to renegotiation or termination by the government. There are no working capital requirements peculiar to this industry segment.

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

          The commercial products group generated $29.0 million and $48.4 million of sales and revenues from Food Lion
Stores in the years ended December 31, 1993 and 1992
respectively. No single customer generated in excess of 10 percent of consolidated sales and revenues in 1994.



Transportation Products

	  The principal products of this group include engine-performance systems consisting of radiator shutters, fan clutches and plastic fans, engine-protection systems consisting of various engine-monitoring devices, truck fuel tanks, marine instruments and heating, ventilating, and air-conditioning for commercial vehicles. The principal markets for Kysor's transportation products group are original equipment manufacturers of such vehicles as medium- and heavy-duty trucks, buses, off-highway equipment and the marine industry. The majority of the group's sales are made directly to manufacturers. Additionally, Kysor utilizes a network of independent distributors to provide aftermarket and replacement parts service to end users.

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

          There are no significant seasonal factors for the business of this group. Backlogs at year-end 1994 were approximately $31.0 million compared to $22.0 million in 1993 and no material portion of this business is subject to renegotiation or termination by the government. There are no working capital requirements peculiar to this industry
segment.   The Transportation Products Group generated $32.1
million and $26.5 million of sales and revenues from Ford Motor Company in the years ended December 31, 1994 and 1993 respectively.

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

     (d)  Financial Information About Foreign and Domestic
          Operations and Export Sales

          This information is included in Item 8 - Financial
Statements and Supplementary Data - in Note 11 to the
Consolidated Financial Statements.  The  "Financial
Information by Segment" does not include separately reported export sales because they are not significant.


Item 2.   PROPERTIES


          Kysor and its subsidiaries owned or leased the following offices and manufacturing facilities as of December
31, 1994:


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

  Conyers           Plant & office; 480,000       Owned in fee simple
                    sq. ft. on 50-acre site

  Columbus          Plant & office; 295,826       Owned in fee simple
                    sq. ft. on 22.7-acre site

Texas:

  Fort Worth        Plant & office; 100,162        Owned in fee simple
                    sq. ft. on 11-acre site

Oregon:

  Portland          Plant & office;  84,000         Leased
                    sq. ft. on 5.65-acre site

Arizona:

  Goodyear          Plant & office;  50,000         Leased
                    sq. ft. on 5.0-acre site

Germany:

  Limburg           Plant & office; 52,096 sq.      Owned in fee simple
                    ft. on 6.9-acre site


TRANSPORTATION PRODUCTS GROUP

Illinois:

  Byron             Plant, warehouse & office;      Owned in fee simple
                    176,716 sq. ft. on 31-acre
                    site

Indiana:

  Scottsburg        Plant & office;  42,048         Owned in fee simple
                    sq. ft. on 10.7-acre site

Michigan:

  Cadillac          Plant, warehouse & office;      Owned in fee simple
                    131,426 sq. ft. on 12.4-
                    acre site

  Spring            Plant & office;  80,000 sq.     Owned in fee simple
   Lake             ft. on 8.1-acre site

  Rothbury          Plant, warehouse & office;      Owned in fee simple
                    18,543 sq. ft. on 3.4-acre
                    site

  Walker            Plant & office; 49,188          Owned in fee simple
                    sq. ft. on 3-acre site

  White             Plant & office;42,000 sq.       Owned in fee simple
   Pigeon           ft. on 5-acre site


North Carolina:

  Charlotte         Plant & office;  91,150         Owned in fee simple
                    sq. ft. on 3.5-acre site

South Wales:

  Hengoed           Plant & office; 50,000          Leased
                    sq. ft.

CORPORATE

Michigan:

  Cadillac          Executive office;  23,000       Owned in fee simple
                    sq. ft. on 102-acre site

Oklahoma:

  Duncan            Vacant plant, warehouse &       Owned in fee simple
                    office; 93,000 sq. ft. on
                    22.1-acre site

          It is believed that Kysor's facilities are generally adequate for its operations and such properties are maintained in a good state of repair.


Item 3.   LEGAL PROCEEDINGS.

          As previously reported, the Company is involved in the following legal proceedings:

          The Company is involved in a US EPA environmental proceeding with respect to a site in Cadillac, Michigan. The description of such proceeding is set forth in Part II, Item 8 of this report, Note 10 to the Consolidated Financial Statements.

          On July 3, 1991, the Michigan Attorney General and the Michigan Department of Natural Resources ("MDNR") filed a lawsuit against the Company and various other parties in the United States Federal District Court for the Western District of Michigan relating to the Cadillac, Michigan site described in the preceding paragraph. The preceeding is also described in Note 10 to the Consolidated Financial Statements included in Part II, Item 8 of this report. On December 28, 1994 a series of consent judgments were entered by the court in which the Company and other defendants settled claims for past costs incurred by the State in its investigation of the site, known damages for injury to natural resources, and fines and penalties. The Company's share of that settlement was $2.5 million, including interest.

          On December 31, 1991, General Electric filed a third-party claim against the Company in the United States District Court for the Western District of Michigan. The description of such proceeding is set forth in Part I, Item 3 of the Company's 1993 Annual Report on Form 10-K filed with the Commission on March 30, 1994. All third-party claims by General Electric against the Company in this matter were settled by an agreement dated February 18, 1995, and the parties are in the process of obtaining an order of dismissal from the court. Under the settlement agreement, Kysor has agreed to pay $1.6 million as its share of past response costs and expenses incurred by GE in connection with the remediation of environmental contamination and defense of the underlying claims against GE. Kysor has also agreed to pay 55 percent of future environmental response costs related to the site. The anticipated cost associated with Kysor's liability has previously been accrued.

          On March 30, 1993, the Company received a notification from the MDNR that it has been named as a PRP with respect to a site commonly referred to as the SCA
Independent Landfill Superfund Site, located in Muskegon
County, Michigan. The notice alleges that the Company, together with numerous other parties, was an owner, generator or transporter of waste materials deposited at the site. The
PRP notice requests the Company and the other named PRPs to conduct a Remedial Investigation and Feasibility Study
("RI/FS") to determine the extent of contamination at the site, and seeks recovery of investigative costs expended by the MDNR to date. No significant discovery has taken place with respect to this matter. On September 30, 1993, SC
Holdings, Inc. signed an Administrative Order By Consent For
Response Activity with MDNR.  The remaining named PRPs
(including the company) have been negotiating with SC Holdings, Inc. to arrive at terms for an acceptable Participation Agreement among the presently named PRPs.

          The U.S. EPA has identified three past or present divisions of Kysor as de minimis PRPs at the Thermo Chem Superfund Site in Muskegon, Michigan. This proceeding is described in Part II, Item 1 of the Company's Form 10-Q Quarterly Report filed with the Commission on November 14, 1994. The Company recently agreed to participate with other PRPs to fund remedial activities at the site. Under that agreement, the Company will be responsible for approximately .83 percent of the costs incurred in connection with the remediation. The referenced percentage is subject to change as parties join or leave the group facilitating the cleanup. The anticipated cost associated with Kysor's liability has previously been accrued.

          Other contingent liabilities include various legal actions, proceedings and claims which are pending or which may be instituted or asserted in the future against the Company. Litigation is subject to many uncertainties, the outcome of individual matters is not predictable with assurance and it is reasonably possible that some of these other legal actions, proceedings and claims could be decided unfavorable to the Company. Although the liability with regard to these matters at December 31, 1994 cannot be ascertained, it is the opinion of management, after conferring with counsel, that any liability resulting from these other matters should not materially affect the consolidated financial position of the Company and its subsidiaries at December 31, 1994.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


          Not applicable.


                           PART II



Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.


          As of December 31, 1994, Kysor Industrial
Corporation had a total of 5,640,881 shares of Common Stock issued and outstanding and 1,294 shareholders of record. A large number of shares are held by brokerage firms and banks for the benefit of other shareholders in all 50 states of the United States and several foreign countries. In addition, the Corporation had 803,553 shares of Series A Convertible Voting Preferred Stock outstanding, all of which are owned by the Kysor Industrial Corporation Employee Stock Ownership Plan.

          Kysor Industrial Corporation's Common Stock is traded on the New York Stock Exchange under the trading symbol
KZ. A Quarterly summary of the high and low sales price of its Common Stock and dividends declared is as follows:



                             1994                         1993

                  Dividends                    Dividends
                  Declared    High     Low     Declared    High     Low

First Quarter        $.12   $ 18.00   $ 15.50    $.10    $21.75   $16.125
Second Quarter        .13     18.00     15.00     .11     20.875   15.875
Third Quarter         .13     20.75     17.25     .11     18.00    14.50
Fourth Quarter        .13     22.375    20.00     .12     17.875   15.625

Item 6.  SELECTED FINANCIAL DATA



 KYSOR INDUSTRIAL CORPORATION AND SUBSIDIARIES
 (Dollars in Thousands except per share data)
                                                           1994       1993
 OPERATING RESULTS
 Commercial Products Sales                                164,606   151,158
 Transportation Products Sales                            147,907   121,449
   Net Sales                                              312,513   272,607
 Other Revenues                                             1,866     1,251
 Total sales and revenues                                 314,379   273,858
 Commercial Products Operating Profit                      15,440    17,077
 Transportation Products Operating Profit                  20,138    14,283
 Total Operating Profit                                    35,578    31,360
 Interest Expense                                           1,961     2,162
 Income Before Tax & Actg Change from Cont' Oper           21,725    18,008
 Income (Loss) from Cont' Oper before Actg Change          13,275    10,098
 Accounting Change / Discontinued Operations                         -7,628
 Net Income (Loss)                                         13,275     2,470
 Earnings (Loss) Applicable to Common Stock                12,295     1,487
                                                        _________ _________
 ERNINGS (LOSS) PER COMMON SHARE AND DIVIDENDS
 Before Acccounting Change from Continuing Operations      $2.12     $1.62
 Net Earnings (Loss)                                        2.12      0.27
 Dividends Declared                                         0.51      0.44
                                                        _________ _________
 FINANCIAL INFORMATION
 Current Assets                                          107,986    93,210
 Working Capital                                          51,312    45,062
 Property, Plant and Equipment                            42,913    42,823
 Capital Expenditures                                      8,485     8,653
 Depreciation & Amortization                               8,979     7,654
 Intangible Assets                                         4,616     2,806
 Total Assets                                            177,540   156,455
 Long-Term Debt                                           30,394    33,673
 Retained Earnings                                        53,443    43,997
 Shareholders' Equity                                     67,918    54,693
                                                        _________ _________
 FINANCIAL RATIOS
 Current Ratio                                               1.9       1.9
 Debt to Invested Capital                                   30.9%     38.1%
 Net Income Return on Beginning Equity                      24.3%      4.7%
 Pretax Income Coverage of Interest and Preferred Divid      7.1       5.8
                                                        _________ _________
 OTHER
 Price Range of Common Stock - High                       $22.375    $21.75
                             -  Low                        $15.00    $14.50
 Number of Shareholders                                     1,294     1,396
 Net Outstanding Common Shares                          5,640,881 5,467,840




 KYSOR INDUSTRIAL CORPORATION AND SUBSIDIARIES
 (Dollars in Thousands except per share data)
                                                            1992      1991
 OPERATING RESULTS
 Commercial Products Sales                                156,243   127,452
 Transportation Products Sales                            105,931    96,191
   Net Sales                                              262,174   223,643
 Other Revenues                                             1,623     1,255
 Total sales and revenues                                 263,797   224,898
 Commercial Products Operating Profit                      19,753     9,663
 Transportation Products Operating Profit                   9,163     4,751
 Total Operating Profit                                    28,916    14,414
 Interest Expense                                           2,595     3,748
 Income Before Tax & Actg Change from Cont' Oper           16,027       -66
 Income (Loss) from Cont' Oper before Actg Change           9,127      -726
 Accounting Change / Discontinued Operations
 Net Income (Loss)                                          9,127      -726
 Earnings (Loss) Applicable to Common Stock                 8,077    -1,779
                                                        _________ _________
 ERNINGS (LOSS) PER COMMON SHARE AND DIVIDENDS
 Before Acccounting Change from Continuing Operations      $1.52    ($0.35)
 Net Earnings (Loss)                                        1.52     (0.35)
 Dividends Declared                                         0.40      0.55
                                                        _________ _________
 FINANCIAL INFORMATION
 Current Assets                                           80,515    74,668
 Working Capital                                          41,609    40,115
 Property, Plant and Equipment                            41,898    45,760
 Capital Expenditures                                      3,919     4,956
 Depreciation & Amortization                               7,650     7,713
 Intangible Assets                                         3,046     3,365
 Total Assets                                            135,850   133,010
 Long-Term Debt                                           36,521    45,540
 Retained Earnings                                        44,908    38,914
 Shareholders' Equity                                     52,905    44,572
                                                        _________ _________
 FINANCIAL RATIOS
 Current Ratio                                               2.1       2.2
 Debt to Invested Capital                                   40.8%     50.5%
 Net Income Return on Beginning Equity                      20.5%     -1.5%
 Pretax Income Coverage of Interest and Preferred Divid      4.8       1.0
                                                        _________ _________
 OTHER
 Price Range of Common Stock - High                       $19.125    $12.75
                             -  Low                        $6.875     $5.75
 Number of Shareholders                                     1,429     1,432
 Net Outstanding Common Shares                          5,332,201 5,151,186



 KYSOR INDUSTRIAL CORPORATION AND SUBSIDIARIES
 (Dollars in Thousands except per share data)
                                                           1990
 OPERATING RESULTS
 Commercial Products Sales                                123,241
 Transportation Products Sales                            108,410
   Net Sales                                              231,651
 Other Revenues                                             2,478
 Total sales and revenues                                 234,129
 Commercial Products Operating Profit                       9,246
 Transportation Products Operating Profit                  10,091
 Total Operating Profit                                    19,337
 Interest Expense                                           3,586
 Income Before Tax & Actg Change from Cont' Oper            8,664
 Income (Loss) from Cont' Oper before Actg Change           5,064
 Accounting Change / Discontinued Operations
 Net Income (Loss)                                          5,064
 Earnings (Loss) Applicable to Common Stock                 4,009
                                                        _________
 ERNINGS (LOSS) PER COMMON SHARE AND DIVIDENDS
 Before Acccounting Change from Continuing Operations      $0.72
 Net Earnings (Loss)                                        0.72
 Dividends Declared                                         0.60
                                                        _________
 FINANCIAL INFORMATION
 Current Assets                                           87,564
 Working Capital                                          50,504
 Property, Plant and Equipment                            49,322
 Capital Expenditures                                      4,773
 Depreciation & Amortization                               7,080
 Intangible Assets                                         3,668
 Total Assets                                            148,070
 Long-Term Debt                                           53,393
 Retained Earnings                                        44,948
 Shareholders' Equity                                     49,260
                                                        _________
 FINANCIAL RATIOS
 Current Ratio                                               2.4
 Debt to Invested Capital                                   52.0%
 Net Income Return on Beginning Equity                       9.7%
 Pretax Income Coverage of Interest and Preferred Divid      2.7
                                                        _________
 OTHER
 Price Range of Common Stock - High                       $12.875
                             -  Low                        $6.750
 Number of Shareholders                                     1,441
 Net Outstanding Common Shares                          5,264,094

  Segment results for 1990 through 1993 have been restated to include the Kysor/Westran division in the Transportaion Products Group and to remove it from the Commercial Products Segment where it was previously reported.

  This summary should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Part II Item 8 of this report.




Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.



          Comparison of 1994 and 1993 Kysor Industrial
Corporation's sales and revenues in 1994 were $314.4 million, up 14.8% from 1993. The Transportation Products Group sales
increased 21.8%   to $147.9 million. The increase relates
primarily to additional unit sales volume associated with the
record build year for   North American Class-8 trucks and
Kysor's increased market   penetration. The Commercial
Products Group sales increased 8.9% to $164.6 million. This group was positively impacted by the acquisition of Kalt Manufacturing Company, Inc. (renamed Kysor/Kalt) in February 1994. Without Kysor/Kalt, the Commercial Products Group's sales would have been down 7.7% as a result of a reduction in unit sales volume at the Kysor/Warren operations. The lower unit sales volume is attributable to a reduction in expansion plans of a major customer. The impact of this reduction is expected to decrease in future periods as additional volume from new customers is realized.

          Total Company operating profits increased to $35.2 million, or 11.3% of sales in 1994, from $31.4 million, or 11.5% of sales, in 1993. The slight decline in income as a percentage of sales during 1994 resulted from a combination of factors. The most significant reason for the percentage reduction was the continued trimming of expansion plans by a major customer of the Commercial Products Group. The effects of this were offset by the acquisition of Kysor/Kalt and the record year experienced by the Transportation Products Group. Another factor which positively impacted income was the decline in selling and administrative expenses as a percentage of sales due to certain cost-containment programs and the relatively fixed nature of these costs.

          Interest and other revenues increased to $1.9 million in 1994, up from $1.3 million in 1993 as a result of the increase in interest rates during 1994 and the sale of certain fixed assets. Interest expense was down $201,000 as a result of lower average debt outstanding during 1994.

          The Company is presently involved in certain environmental proceedings with respect to soil and groundwater contamination in Cadillac, Michigan, as described in Note 10, Contingent Liabilities. In addition, as disclosed in Note 10, the Company is involved in various other legal proceedings including certain proceedings involving allegedly contaminated sites to which the Company has been named a potentially responsible party ("PRP") under the Federal Superfund law or comparable state laws. Although discovery in certain of these proceedings has not been completed, subject to the contingencies discussed in Note 10, management does not believe, based on the information presently available to it, that the ultimate aggregate cost to the Company of such proceedings would have a material adverse effect on its financial condition, results of operations, or liquidity.

          Net income before the cumulative effect of the accounting change for Statement of Financial Accounting Standards #106 ("SFAS #106") was $13.3 million in 1994, up 31.5% from $10.1 million in 1993. Primary earnings per share increased to $2.12 in 1994 compared to $1.62 per share in 1993, before the effect of the accounting change for SFAS #106.

          Comparison of 1993 and 1992 Kysor Industrial
Corporation's 1993 total sales and revenues were $273.9 million, up 3.8 percent from 1992. Net income, before the accounting change for postretirement benefits, was $10.1 million compared to $9.1 million reported in 1992. Primary earnings per share before the accounting change was $1.62 in 1993 compared to $1.52 per share in 1992. Primary earnings per share after the accounting change was $.27 per share in 1993. Included in the 1993 results is a provision for environmental matters amounting to $.14 per share, which was described in greater detail in Note 11 of the 1993 Annual Report, while 1992 results include a provision for litigation equaling $.18 per share. The increase in 1993 profitability resulted primarily from increases in the Transportation Products Group where they benefited from the best Class-8 heavy-duty truck market since 1979 and the increased market penetration of Kysor's injection molded polymer engine fans.

          In the first quarter of 1993, the Company adopted SFAS #106 which required employers to accrue the cost of postretirement benefits other than pensions during the working careers of active employees, instead of expensing the benefits when paid as allowed under prior rules. The cumulative effect of this change was to reduce net income by $7.6 million.

          International Operations Kysor Industrial Corporation
has two foreign manufacturing subsidiaries which were
operational during 1994   Kysor/Warren Refrigeration GmbH,
which is part of the Commercial Products Group, and Kysor/Europe, part of the Transportation Products Group.

          Kysor/Warren Refrigeration GmbH, with manufacturing operations in Limburg, Germany, experienced an 8.2% decrease in sales and the losses continued. The decline in sales is primarily due to the selective elimination of unprofitable business through more aggressive pricing.

          Kysor/Europe, serving the European commercial vehicle market with manufacturing operations located in Hengoed, South Wales, experienced a 45.6% increase in sales in 1994 compared to 1993. The increase in sales is due to improvement in the European truck and off-highway markets and to sales of polymer engine fans which Kysor/Europe began to manufacture in 1994. The improvement in sales, along with enhanced internal controls and cost-containment programs, allowed Kysor/Europe to report operating profit of $110,000 in 1994 compared to operating losses of $412,000 in 1993.

          In the first quarter of 1995, Kysor/Asia Ltd.
commenced operations. The subsidiary, located in Changwon, South Korea, will manufacture injection molded polymer engine fans for the Far East commercial vehicle market.

          Liquidity and Capital Resources Net cash generated from operations was $13.9 million in 1994 compared to $27.6 million in 1993. Net working capital increased to $51.2 million at December 31, 1994 from $45.1 million at December 31, 1993. The reduction in cash provided by operations is due mainly to the changes in accounts receivable and inventory which increased 29.1% and 27.7%, respectively, from 1993 to 1994 as a result of the increase in sales volume. Inventory turns decreased from 1993 to 1994 due in large part to the increase in inventory necessary to meet backlog levels at the end of 1994, which were up 33.8% from record levels at year-end 1993.

          Included in the reported assets of the Company are deferred income tax charges of $12.6 million. This asset represents the future tax effect of temporary differences between financial reporting and tax laws and regulations. The temporary differences are expected to reverse in future years resulting in the asset being realized. This is supported by the historical profitability of the Company which is expected to continue in the future.

          The Company's debt to invested capital ratio decreased to 30.9% at December 31, 1994 from 38.1% at December 31, 1993.
At December 31, 1994, the Company had current maturities of long-term debt amounting to $6.6 million. All temporary borrowings are executed under a $20 million, long-term, revolving credit facility of which none was utilized at December 31, 1994.

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

          Capital expenditures during 1994 were financed through internally generated funds. The Company's capital expenditures for the year were $8.5 million relating primarily to the replacement and improvement of manufacturing equipment.
Depreciation and amortization were $9.0 million for 1994.
Capital expenditures are expected to increase during 1995, while depreciation and amortization should remain at approximately the same levels.

          The Company has paid uninterrupted dividends since
1936. Dividends paid in 1994 were $4.4 million compared to $3.9 million in 1993.

          The Company believes, that subject to the contingencies described in Note 10, existing cash balances, anticipated cash flow from operations, available borrowings on the revolving line of credit, and other potential sources of borrowing are sufficient to meet its short- and long-term liquidity and capital resource needs.



ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.







REPORT OF INDEPENDENT ACCOUNTANTS





To the Shareholders

Kysor Industrial Corporation

Cadillac, Michigan



We have audited the accompanying consolidated balance sheet of Kysor Industrial Corporation and Subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.



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



In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kysor Industrial Corporation and Subsidiaries as of December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.



As discussed in Note 7 to the consolidated financial statements, effective January 1, 1993, the Corporation changed its method of accounting for postretirement benefits other than pensions.



By   s\COOPERS & LYBRAND L.L.P.

Coopers & Lybrand L.L.P.



Detroit, Michigan

February 13, 1995




KYSOR INDUSTRIAL CORPORATION
Consolidated Balance Sheet
(Dollars in thousands, except per share data)

                                                December 31,
                                               1994     1993
ASSETS
CURRENT ASSETS
 Cash and equivalents                          15,850   21,339
 Accounts receivable, less $2,027 and
 $1,546 allowance for doubtful accounts        46,437   35,968
 Finished goods inventory                       6,762    5,339
 Work in process inventory                     10,039    8,973
 Raw material inventory                        19,864   14,097
 Prepaid expenses                               2,067    1,228
 Deferred income tax charges                    6,966    6,266
TOTAL CURRENT ASSETS                          107,985   93,210
PROPERTY, PLANT AND EQUIPMENT
 Land                                           2,612    2,616
 Buildings                                     31,103   30,155
 Machinery and equipment                       67,518   61,970
                                              101,233   94,741
 Less accumulated depreciation                 58,320   51,918
TOTAL PROPERTY, PLANT AND EQUIPMENT            42,913   42,823
OTHER ASSETS
 Goodwill, patents and other intangibles,
 net of amortization of $2,592 and $2,062       4,616    2,806
 Cash value of officers' life insurance        10,623    9,547
 Deferred income tax charges                    5,248    4,031
 Miscellaneous receivables and other assets     6,155    4,038
TOTAL OTHER ASSETS                             26,642   20,422
TOTAL ASSETS                                  177,540  156,455
LIABILITIES
CURRENT LIABILITIES
 Current maturities of long-term debt           6,597    5,670
 Accounts payable                              21,122   14,353
 Accrued income taxes payable                   1,124    2,426
 Accrued expenses and contingent
 liabilities                                   27,831   25,699
TOTAL CURRENT LIABILITIES                      56,674   48,148
 Long-term debt, less current maturities,
 plus guarantee of ESOP indebtedness           30,394   33,673
 Accumulated postretirement benefit
 obligation                                    13,037   12,628
 Other long-term liabilities                    9,517    7,313
TOTAL LIABILITIES AND DEFERRED CREDITS        109,622  101,762
PREFERRED SHAREHOLDERS' EQUITY
Preferred Stock, shares authorized
 5,000,000; Employee Stock Ownership Plan,
 outstanding  803,553 and 810,163; stated
 value of $24.375                              19,587   19,748
 Unearned deferred compensation under
 employee stock ownership plan                -15,311  -16,175
TOTAL PREFERRED SHAREHOLDERS' EQUITY            4,276    3,573
COMMON SHAREHOLDERS' EQUITY
 Common stock, $1 par value, shares
 authorized 30,000,000;
    outstanding 5,640,881 and 5,467,840         5,641    5,468
 Additional paid-in capital                     5,386    3,386
 Retained earnings                             53,443   43,997
 Translation adjustment                           807      286
 Notes receivable-common stock 96,705 and
 99,116 shares                                 -1,286   -1,319
 Unearned deferred compensation under
 employee stock ownership plan                   -349     -698
TOTAL COMMON SHAREHOLDERS' EQUITY              63,642   51,120
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    177,540  156,455

The accompanying notes are an integral part of the financial statements.



KYSOR INDUSTRIAL CORPORATION
Consolidated Statement of Income
(Amounts in thousands, except per share data)
                                                  Years Ended December 31,
                                                   1994     1993     1992
SALES AND REVENUES
 Net sales                                        312,513  272,607  262,174
 Interest and other revenues                        1,866    1,251    1,623
TOTAL SALES AND REVENUES                          314,379  273,858  263,797
COSTS AND EXPENSES
 Cost of sales                                    240,106  207,203  199,851
 Selling and administrative expenses               48,685   44,460   43,104
 Interest expense                                   1,961    2,162    2,595
 Other expenses                                     1,902    2,025    2,220
TOTAL COSTS AND EXPENSES                          292,654  255,850  247,770
INCOME BEFORE INCOME TAXES AND
ACCOUNTING CHANGE                                  21,725   18,008   16,027
INCOME TAXES                                        8,450    7,910    6,900
INCOME BEFORE OF ACCOUNTING CHANGE                 13,275   10,098    9,127
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
 FOR POSTRETIREMENT BENEFITS (Net of income
 tax benefit of $4,435)                                 -   -7,628        -
NET INCOME                                         13,275    2,470    9,127
DIVIDENDS ON PREFERRED STOCK (Net of income
  tax benefit of $598, $601 and $541)                 980      983    1,050
EARNINGS APPLICABLE TO COMMON STOCK                12,295    1,487    8,077

EARNINGS (LOSS) PER COMMON SHARE
PRIMARY - BEFORE ACCOUNTING CHANGE                   2.12     1.62     1.52
        - ACCOUNTING CHANGE                             -    -1.35        -
        - NET EARNINGS                               2.12      .27     1.52

FULLY DILUTED - BEFORE ACCOUNTING CHANGE             1.81     1.38     1.30
              - ACCOUNTING CHANGE                       -    -1.35        -
              - NET EARNINGS                         1.81      .03     1.30
Weighted average common shares and equivalents      5,798    5,636    5,307
Dividends declared per common share                   .51      .44      .40

The accompanying notes are an integral part of the financial statements.


KYSOR INDUSTRIAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Amounts in thousands)
                                                    Years Ended December 31,
                                                       1994    1993    1992
CASH FLOWS PROVIDED (USED) BY OPERATING
 ACTIVITIES:
Net income                                            13,275   2,470   9,127
 Adjustments to reconcile net income to
  net cash provided (used) by operating
  activities:
    Cumulative effect of change in accounting for
     Postretirement Benefits (net of tax benefits)         -   7,628       -
    Depreciation and amortization                      8,979   7,654   7,650
    Provision for losses on accounts receivable          807     544   1,031
    (Gain) Loss on sales of fixed assets                -224       7     -13
    Deferred compensation (ESOP)                       1,213   1,212   1,212
    Deferred income taxes                             -1,917  -1,275  -1,328
    Changes in assets and liabilities providing
     (consuming) cash:
      Accounts receivable                             -8,778  -4,442  -5,811
      Inventories                                     -7,227   6,026   3,191
      Prepaid expenses                                  -792     174    -763
      Accounts payable                                 5,391    -153   2,177
      Accrued expenses and contingent liabilities      1,916   4,495   1,267
      Accrued income taxes payable                        66   1,781   1,604
      Other long-term liabilities                      1,178   1,467    -420
NET CASH PROVIDED BY OPERATING ACTIVITIES             13,887  27,588  18,924
CASH FLOWS PROVIDED (USED) BY INVESTING
 ACTIVITIES:
  Additions to property and equipment                 -8,485  -8,653  -3,919
  Proceeds from sales of property and equipment        1,181     307     458
  Acquisitions, net of cash acquired                  -4,128       -       -
  Increase in other long-term assets                  -3,034  -3,194  -1,168
  Unrealized translation gain (loss)                     521    -341    -658
NET CASH USED BY INVESTING ACTIVITIES                -13,945 -11,881  -5,287
CASH FLOWS PROVIDED (USED) BY FINANCING
 ACTIVITIES:
  Current borrowings                                     997   1,593       -
  Principal payments against long-term debt           -3,349    -366  -9,189
  Proceeds from issuance of common stock               1,768   1,355   1,784
  Purchase of Common Stock                              -493       -       -
  Common stock and preferred stock dividends paid     -4,354  -3,863  -3,658
NET CASH USED BY FINANCING ACTIVITIES                 -5,431  -1,281 -11,063
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS       -5,489  14,426   2,574
CASH AND EQUIVALENTS AT BEGINNING OF YEAR             21,339   6,913   4,339
CASH AND EQUIVALENTS AT END OF YEAR                   15,850  21,339   6,913
The accompanying notes are an integral part of the financial statements.

 KYSOR INDUSTRIAL CORPORATION AND SUBSIDIARIES
 Consolidated Statement of Shareholders' Equity
 (Dollars in thousands, except per share data)
                                           Unearned
                                           Deferred                   Additional
                             Preferred     Compensation  Common       Paid-In
                             Stock         ESOP          Stock        Capital
BALANCE, DECEMBER 31, 1991        19,935       (17,903)       5,151
Employee Stock Ownership
Plan, deferred
compensation earned                                864
Preferred stock
distributions (3,223
shares for 8,040 shares of
common)                              (79)                         8           70
Exercise of employee stock
options, 172,975 shares
issued                                                          173        1,561
Collections of notes
receivable
Translation adjustment on
investments in foreign
subsidiaries
Net income
Preferred stock dividends
(net of income tax benefit
of $541)
Common dividends declared,
$ .40 per share
BALANCE, DECEMBER 31, 1992        19,856       (17,039)       5,332        1,631
Employee Stock Ownership
Plan, deferred
compensation earned                                864
Preferred stock
distributions (4,449
shares for 6,528 shares of
common)                             (108)                         7          101
Exercise of employee stock
options, 129,111 shares
issued                                                          129        1,654
Collections of notes
receivable
Translation adjustment on
investments in foreign
subsidiaries
Net income
Preferred stock dividends
(net of income tax benefit
of $601)
Common dividends declared,
$ .44 per share
BALANCE, DECEMBER 31, 1993        19,748       (16,175)       5,468        3,386
Employee Stock Ownership
Plan, deferred
compensation earned                                864
Purchase of common stock,
returned to an unissued
status (24,292 shares)                                          (24)        (469)
Preferred stock
distributions (6,610
shares for 9,463 shares of
common)                             (161)                         9          157
Exercise of employee stock
options, 187,870 shares
issued                                                          188        2,312
Collections of notes
receivable
Translation adjustment on
investments in foreign
subsidiaries
Net income
Preferred stock dividends
(net of income tax benefit
of $598)
Common dividends declared,
$ .51 per share
BALANCE, DECEMBER 31, 1994        19,587       (15,311)       5,641        5,386


                                                                      Notes
                                           Common Stock               Receivable-
                             Retained      Held In       Translation  Common
                             Earnings      Treasury      Adjustment   Stock
BALANCE, DECEMBER 31, 1991        38,914                      1,285       (1,415)
Employee Stock Ownership
Plan, deferred
compensation earned
Preferred stock
distributions (3,223
shares for 8,040 shares of
common)
Exercise of employee stock
 options, 172,975 shares
issued
Collections of notes
receivable                                                                    51
Translation adjustment on
investments in foreign
subsidiaries                                                   (658)
Net income                         9,127
Preferred stock dividends
(net of income tax benefit
of $541)                          (1,050)
Common dividends declared,
$ .40 per share                   (2,083)
BALANCE, DECEMBER 31, 1992        44,908                        627       (1,364)
Employee Stock Ownership
Plan, deferred
compensation earned
Preferred stock
distributions (4,449
shares for 6,528 shares of
common)
Exercise of employee stock
options, 129,111 shares
issued
Collections of notes
receivable                                                                    45
Translation adjustment on
investments in foreign
subsidiaries                                                   (341)
Net income                         2,470
Preferred stock dividends
(net of income tax benefit
of $601)                            (983)
Common dividends declared,
$ .44 per share                   (2,398)
BALANCE, DECEMBER 31, 1993        43,997                        286       (1,319)
Employee Stock Ownership
Plan, deferred
compensation earned
Purchase of common stock,
returned to an unissued
status (24,292 shares)
Preferred stock
distributions (6,610
shares for 9,463 shares of
common)
Exercise of employee stock
options, 187,870 shares
issued
Collections of notes
receivable                                                                    33
Translation adjustment on
investments in foreign
subsidiaries                                                    521
Net income                        13,275
Preferred stock dividends
(net of income tax benefit
of $598)                            (980)
Common dividends declared,
$ .51 per share                   (2,849)
BALANCE, DECEMBER 31, 1994        53,443                        807       (1,286)



                             Unearned
                             Deferred      Total
                           Compensation  Shareholders'
                             ESOP          Equity
BALANCE, DECEMBER 31, 1991        (1,395)       44,572
Employee Stock Ownership
Plan, deferred
compensation earned                  349         1,213
Preferred stock
distributions (3,223
shares for 8,040 shares of
common)                                             (1)
Exercise of employee stock
options, 172,975 shares
issued                                           1,734
Collections of notes
receivable                                          51
Translation adjustment on
investments in foreign
subsidiaries                                      (658)
Net income                                       9,127
Preferred stock dividends
(net of income tax benefit
of $541)                                        (1,050)
Common dividends declared,
$ .40 per share                                 (2,083)
BALANCE, DECEMBER 31, 1992        (1,046)       52,905
Employee Stock Ownership
Plan, deferred
compensation earned                  348         1,212
 Preferred stock
distributions (4,449
shares for 6,528 shares of
common)
Exercise of employee stock
options, 129,111 shares
issued                                           1,783
Collections of notes
receivable                                          45
Translation adjustment on
investments in foreign
subsidiaries                                      (341)
Net income                                       2,470
Preferred stock dividends
(net of income tax benefit
of $601)                                          (983)
Common dividends declared,
$ .44 per share                                 (2,398)
BALANCE, DECEMBER 31, 1993          (698)       54,693
Employee Stock Ownership
Plan, deferred
compensation earned                  349         1,213
Purchase of common stock,
returned to an unissued
status (24,292 shares)                            (493)
Preferred stock
distributions (6,610
shares for 9,463 shares of
common)                                              5
Exercise of employee stock
options, 187,870 shares
issued                                           2,500
Collections of notes
receivable                                          33
Translation adjustment on
investments in foreign
subsidiaries                                       521
Net income                                      13,275
Preferred stock dividends
(net of income tax benefit
of $598)                                          (980)
Common dividends declared,
$ .51 per share                                 (2,849)
BALANCE, DECEMBER 31, 1994          (349)       67,918



The accompanying notes are an integral part of the financial statements.



NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Principles of Consolidation
The consolidated financial statements include the accounts of Kysor Industrial Corporation and all of its subsidiaries
("Kysor" or "Company").

Foreign Currency Translation
Translation adjustments have been accumulated as a separate component of Shareholders' Equity.

Cash and Equivalents
Kysor considers all highly-liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Inventories
Inventories are generally stated at the lower of FIFO (first in, first out) cost or market. Kysor has one subsidiary on LIFO
(last in, first out), the inventory value of which was $896,000 and $828,000 lower than it would have been under FIFO at December 31, 1994 and 1993, respectively.

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

Income Taxes
In 1993, the Company adopted Statement of Financial Accounting Standards #109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse (see
Note 9).

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


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

In 1993, the Company adopted Financial Accounting Standards #106, "Employers' Accounting for Postretirement Benefits Other than Pensions" which requires the accrual of postretirement benefits such as health care and life insurance during the working careers of active employees instead of expensing the benefits when paid as allowed under prior rules (see Note 7).

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

Earnings Per Common Share
Primary earnings per common share have been computed using the weighted average shares of Common Stock and dilutive Common Stock equivalents outstanding during the year. The Convertible Stock has been determined not to be a Common Stock equivalent. Fully diluted earnings per common share are calculated assuming the conversion of the Convertible Stock to Common Stock, as well as other dilutive assumptions.


NOTE 2.  ACCRUED EXPENSES AND CONTINGENT LIABILITIES



Components of Accrued Expenses and Contingent Liabilities are as follows at December 31:

                                                    1994        1993


Workers' compensation/liability insurance        $    8,012  $    6,430
Compensation                                          7,364       5,744
Litigation                                            3,527       2,900
Warranty                                              2,509       4,120
Other                                                 6,419       6,505

Total Accrued Expenses and Contingent Liabilities  $ 27,831   $  25,699



NOTE 3.  FINANCING

(amounts in thousands)
Years ended December 31,                              1994          1993


Long-Term Debt consists of the following:

Long-Term Debt
Term note, $750 quarterly principal payments,    $    12,000     $  15,000
   beginning 1994, plus interest at 9.9%

Loan agreement for Kysor Industrial Corporation
   Employee Stock Ownership Plan, $1,250
   semiannual  principal payments beginning 1996,
   plus interest at 8.36%                             20,000        20,000

Other, $3,248 principal payments due in 1995,
   plus interest at rates ranging from 5.0% to 8.0%    4,642         3,646

Loan Guarantee
Loan guarantee for Kysor Industrial Corporation
    Employee Stock Ownership Plan, $174
    semiannual principal payments, plus
    interest at 7.0%                                    349            697

                                                      36,991        39,343
Less current maturities                                6,597         5,670

Total Long-Term Debt                                $ 30,394     $  33,673




At December 31, 1994, the Company maintained revolving credit agreements with two banks which provide for borrowings up to $20 million. At December 31, 1994, there were no outstanding borrowings under this facility. Interest rates are fixed at the date of borrowing based on current LIBOR rates plus a spread of .50 percent. An annual commitment fee of .25 percent is paid on the unused balance. The Company has an interest rate swap under which the variable rate of interest on the $15 million term note is converted to a fixed rate of 9.4 percent plus a spread of .50 percent. The weighted average variable rate of interest received and paid is equal to the three-month LIBOR in effect at the fixing date and is reset quarterly. The term of the swap matches the maturity of the corresponding term note.

During the years ended December 31, 1994 and 1993, there was no short-term debt.

Aggregate maturities of obligations under long-term debt, during the next five years ended December 31, are as follows:

(amounts in thousands)              1995    1996    1997    1998    1999

Maturities of Long-Term Debt      $6,597  $4,446  $5,696   $5,696  $2,597

Under the financing arrangements, Kysor is subject to certain restrictions relating, among other things, to the creation of indebtedness, the maintenance of minimum consolidated working capital, the payment of dividends and the purchase of Common Stock.

Interest paid was $2,105,000, $2,073,000, and $3,039,000 for the years ended December 31, 1994, 1993 and 1992, respectively.


NOTE 4.  STOCK OPTION PLANS


As of December 31, 1994, Kysor administered its 1980 Nonqualified Stock Option Plan; 1983 Incentive Stock Option Plan; 1984 Stock Option Plan; 1987 Stock Option and Restricted Stock Plan; and 1993 Long-Term Incentive Plan. Options may be granted to officers, directors and key employees to purchase common shares of the Company's stock at a price equal to the mean market value of such stock at the date of the grant. All options granted prior to January 1, 1990 are currently exercisable. All options granted after January 1, 1990 vest at the rate of 20 percent at date of grant and 20 percent each year thereafter, except for the final 20 percent which vests only upon exercise and retention for one year of the entire vested 80 percent. at the date of grant, except for a nonqualified stock option for 100,000 shares granted to the Chairman of the Board on January 30, 1987, which vested at the rate of 20 percent per year through January 30, 1991. All options granted after January 1, 1990 vest at the rate of 20 percent at date of grant and 20 percent each year thereafter, except for the final 20 percent which vests only upon exercise and retention for one year of the entire vested 80 percent.
Changes in options outstanding for the years ended December 31, 1993 and 1994 are as follows:


                           Number of  Number of
                              Shares   Optioned
                            Reserved     Shares  Option Price Range     Total

Balance December 31, 1992    312,341  1,642,150 $ 7.25  - $19.125  $19,986,837
 Granted                    (288,500)   288,500  16.3215-  18.9375   5,384,719
 Terminated                    59,700   (59,700)  7.25  -  19.125     (668,300)
 Exercised                          -  (138,650)  7.25  -  18.6875  (1,488,494)
 1993 Long-Term
   Incentive Plan           1,000,000
Balance December 31, 1993   1,083,541 1,732,300   7.25  -  19.125   23,214,762
 Granted                     (221,000)  221,000  16.125 -  21.4375   3,674,172
 Terminated                     8,030    (8,030)  7.25  -  18.9375     (69,072)
 Exercised                          -  (214,270)  7.25  -  18.9375  (2,258,335)
Balance December 31, 1994     870,571 1,731,000 $ 7.25  - $21.4375  $24,561,527

At December 31, 1994, 1,159,930 of the shares granted were exercisable. The price of options exercised in 1994 ranged from $15.50 to $21.875 per share for a total of $4,053,151. The price of options exercised in 1993 ranged from $15.50 to $20.4375 for a total market value of $2,591,225.

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



NOTE 5.  ACQUISITION



On February 4, 1994, Kysor acquired certain assets and assumed certain liabilities of Kalt Manufacturing Co., Inc. (Kalt).
Kalt manufactures insulated panels and doors for the supermarket and convenience store industries and has manufacturing facilities in Portland, Oregon and Goodyear, Arizona.

The transaction was accounted for as a purchase and, accordingly, Kalt's results of operations have been included in the consolidated statement of income since the effective date of the acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired is being amortized on a straight-line basis over 10 years. The acquisition did not have a material impact on the operations of the Company.



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

Preferred Stock issued and outstanding was 803,553 and 810,163 shares at December 31, 1994 and 1993, respectively. Preferred shares allocated to ESOP participants were 35,463 for each of the years ended December 31, 1994 and 1993.



NOTE 7.  PENSION AND RETIREMENT PLANS



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


The pension cost components were:

(amounts in thousands)
Years Ended December 31,                       1994       1993        1992

Defined Benefit Plans:
 Service cost benefits earned during period  $2,176     $1,905      $1,497
 Interest cost on projected benefit obligation3,758      3,388       3,024
 Actual investment return on plan assets      1,461     (6,001)     (3,434)
 Net amortization and deferral               (4,871)     2,967         670

                                             $2,524     $2,259      $1,757




Assumptions used in the accounting were:

Years Ended December 31,                        1994      1993        1992

Discount rates                                  8.0%       8.0%        8.0%
Rates of increase in compensation levels        4.9%       5.4%        5.3%
Expected long-term rate of return on assets     8.0%       8.0%        8.0%



The following table sets forth the funded status and amounts recognized in the Company's statement of financial position for defined benefit plans:

NOTE 7.  PENSION AND RETIREMENT PLANS (continued)


(amounts in thousands)
Years Ended December 31,                       1994              1993
                                          Plans in Which     Plans in Which
                                          Assets   Accum.   Assets   Accum.
                                          Exceed Benefits   Exceed Benefits
                                          Accum.   Exceed   Accum.   Exceed
                                        Benefits   Assets Benefits   Assets

Actuarial present value of benefit
obligations:

     Vested benefit obligation        $(32,865)  $ (5,162) $(30,503) $ (3,239)


     Accumulated benefit obligation   $(35,134)  $ (7,530) $(32,955) $ (5,804)


     Projected benefit obligation     $(40,598)  $(10,211) $(38,434) $ (7,432)

     Plan assets at fair market value   48,072          -    49,267         -

     Projected benefit obligation (in
       excess of) or less than plan
       assets                            7,474    (10,211)   10,833    (7,432)
     Unrecognized net (gain) or loss    (2,539)     2,298    (6,782)     1,678
     Prior service cost not yet recognized
       in net periodic pension cost      1,376        795       778         82
     Unrecognized net (asset) obligation
       at January 1,                    (1,731)       645    (1,980)       779

     Pension asset (liability) recognized in
       the statement of
       financial position              $ 4,580     $(6,473)  $ 2,849  $(4,893)




At both December 31, 1994 and 1993, 100 percent of plan assets was invested in publicly traded stocks, bonds, and money market investments.

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

In February 1989, Kysor expanded the ESOP with the sale to the ESOP of $20 million of newly issued Series A Convertible Voting Preferred Stock from the Company (see Note 6). The ESOP purchase of Preferred Stock was financed by a loan from the Company which issued a $20 million, 15-year ESOP note to raise the necessary funds. In 1994, 1993, and 1992, dividends on Preferred Stock of $1,578,000, $1,584,000, and $1,591,000 plus interest expense of $101,000, $88,000, and $81,000,
respectively, were used to service the debt obligation related to the ESOP. The Company amortized $864,000 in 1994, 1993, and 1992, of unearned deferred compensation relating to the shares allocated for the year as a percentage of the total shares to be allocated.

Postretirement Health and Life Insurance Benefits

Kysor provides certain defined health care and life insurance benefits for retired employees. All salaried and certain hourly employees may become eligible for these benefits if they reach retirement age while working for the Company. Effective January 1, 1993, the Company adopted Statement of Accounting Standards #106, "Employers accounting for Postretirement Benefits other than Pensions" ("SFAS #106"). SFAS #106 requires the accrual method of accounting for postretirement health care and life insurance benefits. At January 1, 1993, the Company recognized the full amount of its estimated accumulated postretirement benefit obligation which resulted in a pretax charge to 1993 earnings for this transition obligation of $12,063,000 ($7,628,000 net of income tax benefit) or $1.35 per share. This amount has been reflected in the Consolidated Statement of Income as the cumulative effect of an accounting change.

The incremental cost in 1993 of accounting for postretirement health care and life insurance benefits under the new accounting method amounted to $564,000, less a deferred tax benefit of $212,000. Prior to 1993, the Company expensed claims for postretirement benefits on a pay-as-you-go method. Retiree benefit payments were $684,000, $788,000 and $862,000 in 1994,
1993, and 1992 respectively. The components of net postretirement periodic expense included the following:

(amounts in thousands)                                       1994         1993

Service cost - benefits earned during the year             $   317     $    413
Interest cost on accumulated postretirement benefit
obligation						       942          939

Net periodic benefit costs                                 $ 1,259     $  1,352




At December 31, 1994 and 1993, the actuarial and recorded liabilities for those postretirement benefits, none of which have been funded, were as follows:

(amounts in thousands)                                        1994      1993

Accumulated postretirement benefit obligation (APBO):
         Retirees                                         $  9,639   $ 10,191
         Fully eligible active plan participants             1,316      1,146
         Other active participants                           1,707      1,429

         Total APBO                                         12,662     12,766
         Fair market value of plan assets                        -          -

         Accumulated postretirement benefit obligation in
            excess of plan assets                           12,662     12,766
  Unrecognized net (loss)                                      375       (138)

Accrued postretirement benefit liability at December 31   $ 13,037    $ 12,628
Assumptions used in accounting were:
   Discount rate at December 31                                8.0         8.0
   Present health care trend rate (decreasing uniformly
     to the year 2005)
             .  Under age 65                                   9.3         10.0
             .  Age 65 and older                               7.6          8.0
   Ultimate trend rate in 2005                                 5.5          5.5



A one percent increase each year in the health care cost trend rate used would have resulted in a 10.5 percent increase in the aggregate service and interest components of expense for the year ended December 31, 1994, and a 10.1 percent increase in the accumulated postretirement benefit obligation at December 31, 1994.

The Company has a continuing deferred compensation arrangement with Raymond A. Weigel, former chairman, which provides for annual payments of $350,000.


NOTE 8.  LEASE COMMITMENTS


Kysor leases some real estate and equipment. In most cases, management expects that in the normal course of business these leases will be renewed and replaced by other leases. Kysor has future minimum rental payments required through 1999 under operating leases that have initial or remaining noncancelable lease terms in excess of one year in the following amounts:



(amounts in thousands)                    Years Ended December 31,

                                     1995   1996     1997     1998      1999


Future minimum rental payments       $999   $842     $784     $594      $550


In addition to fixed rentals, certain of these leases requires
Kysor to pay maintenance, property taxes, and insurance.

Rental expense charged to operations is as follows:


(amounts in thousands)                        Years Ended December 31,

                                              1994       1993        1992


Minimum rentals                             $2,254     $1,829      $1,909
Contingent rentals                              87         53          30

Total                                       $2,341     $1,882      $1,939



NOTE 9.  INCOME TAXES


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


The provision (credit) for income tax consists of the following:

(amounts in thousands)                          Years Ended December 31,
                                              1994       1993         1992

Currently payable
          Federal                          $ 8,973    $ 7,733    $   7,318
          State and local                    1,263      1,022          800
          Foreign                              102         55           28

          Total currently payable           10,338      8,810        8,146

Deferred
          Federal                           (2,013)      (790)     (1,076)
          State and local                     (275)      (110)       (170)
          Foreign                                -          -           -

          Total deferred                    (2,288)      (900)     (1,246)

Total provision                            $ 8,050    $ 7,910    $  6,900


Deferred income taxes, on a SFAS #109 basis, reflect the estimated future tax effect of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

The components of deferred income tax assets and liabilities are as follows:

(amounts in thousands)
 Years Ended December 31,
                                                        1994             1993

Gross Deferred Tax Assets:
Postretirement health care                        $    4,944     $       4,644
Employee benefit plans                                 4,273             3,147
Workers' compensation/liability insurance              3,039             2,377
Environmental costs                                      981               481
Warranty                                                 926             1,100
Service contract                                         876               896
Bad debts                                                680               482
Slow-moving inventory                                    633               704
Vacation pay                                             574               453
Litigation                                               357             1,072
Other                                                    851               297

Deferred Tax Assets                                   18,134            15,653

Gross Deferred Tax Liabilities:
Depreciation                                           3,243             3,693
Pension                                                1,737             1,053
LIFO reserve at acquisition                              548               535
Other                                                     21                75

Deferred Tax Liabilities                               5,549             5,356

Net Deferred Income Tax Asset                     $   12,585     $      10,297




Deferred income taxes for 1992 were derived using guidelines in APB #11. Under APB #11 deferred income taxes result from timing differences in the recognition of revenues and expenses between financial statements and tax returns. The sources of these differences and the related effect of each on the Company's provision for income taxes as of December 31, 1992 were as follows:

(amounts in thousands)

Slow-moving inventory                                             $      (496)
Workers' compensation/liability insurance                                (433)
Depreciation                                                             (395)
Warranty                                                                 (360)
Litigation                                                                407
Other                                                                      31

Total                                                             $    (1,246)



Major differences between the income taxes computed using the United States statutory tax rate and the actual income tax expense were as follows:

(amounts in thousands)
Years Ended December 31,
                                                  1994      1993       1992

Federal income taxes at statutory rate         $ 7,464    $ 6,303  $   5,449
Net nondeductible losses related to foreign
 subsidiaries and other foreign expenses           344      1,071        981
State and local income taxes (net of
 federal benefit)                                  642       593         472
Life insurance                                    (172)     (165)       (169)
Other                                             (228)      108         167

Provision for Income Taxes                    $  8,050  $  7,910  $    6,900


Income taxes paid were $10,261,000, $7,427,000, and $6,245,000 for the years ended December 31, 1994, 1993 and 1992, respectively. Income tax refunds were $66,000 in 1994, $71,000 in 1993, and $283,000 in 1992. Domestic operations contributed a profit of $23,321,000, $20,713,000, and $18,261,000 to income before income taxes and before cumulative effect of accounting change for 1994, 1993 and 1992, respectively. Foreign operations sustained a loss of $1,996,000, $2,704,000, and $2,234,000 for the same periods. Income tax benefits of $771,000, $473,000, and $560,000 have been credited to shareholders' equity for the years ended December 31, 1994, 1993, and 1992, respectively, for deemed compensation deductions attributable to stock options. Income tax benefits of $598,000, $601,000, and $541,000 for preferred stock dividends related to the Company's ESOP have been credited to shareholders' equity in 1994, 1993, and 1992, respectively.


NOTE 10.  CONTINGENT LIABILITIES


As previously reported, the Company has been involved in ongoing proceedings relating to soil and groundwater contamination at the Cadillac Industrial Park in Cadillac, Michigan (the "Site").

The Company has completed soil and groundwater remedial design work for the Site (undertaken pursuant to a unilateral administrative order issued by the U.S. EPA in 1990) through the 95% completion state, and U.S. EPA has approved that work. The design work is expected to be completed in March 1995. In January 1995, U.S. EPA issued to the Company and other potentially responsible parties ("PRPs") an additional unilateral administrative order (also under CERCLA 106) requiring the parties to perform the soil and groundwater cleanup contemplated by the Company's design work. The Company presently intends to facilitate a cleanup through a joint effort involving a Local Development Finance Authority established by the City of Cadillac ("LDFA") and other PRPs. In that regard, the referenced LDFA recently sold nonrecourse bonds totaling $7 million to pay the anticipated capital costs of constructing an areawide environmental cleanup facility as required by the pending administrative order. A portion of these bond proceeds were used to reimburse the Company for previously incurred design costs relating to the Site. These bonds are to be paid by future property taxes on a cogeneration plant presently operating in the area, in which both the Company and the City of Cadillac are limited partners.

While it is clear that the Company is responsible for the soil contamination at its location and shares a portion of the responsibility for the groundwater contamination, it is presently impossible to provide a precise estimate of the Company's actual liability. The Company believes that the bond proceeds received by the LDFA will be adequate to cover the capital costs of the soil and groundwater areawide cleanup facility. In the event the LDFA funds are inadequate to pay the required capital costs, Kysor and the other PRPs would be responsible for the additional costs pursuant to the pending administrative order. It is anticipated that operating and maintenance costs of the cleanup facility will be shared primarily by the PRPs, including Kysor, as well as other parties within the Cadillac Industrial Park pursuant to a special assessment district proposed by the City of Cadillac. The extent of any assessment to Kysor cannot be determined at the present time. The Company continues to believe that the initial cleanup cost estimate of the U.S. EPA (approximately $15 million) is overstated. The Company also intends to reserve its right to seek mixed funding for certain costs related to the cleanup, and will continue to pursue insurance coverage for any costs it may incur at the Site. There still has been no determination as to the availability or extent of such funding or insurance coverage.

In December 1994, the Company also resolved its legal proceedings with the State of Michigan concerning the State's efforts to recover past response costs, penalties, and natural resource damages concerning the Site. The settlement was within reserves previously established by the Company. The settlement did not affect the State's request for a declaratory judgment that the Company be held jointly and severally liable for cleanup of the Site, and allows the State, upon the occurrence of certain future contingencies, to pursue additional claims for natural resource damages.


Other contingent liabilities include various legal actions, proceedings and claims which are pending or which may be instituted or asserted in the future against the Company. Litigation is subject to many uncertainties, the outcome of individual matters is not predictable with assurance and it is reasonably possible that some of these other legal actions, proceedings and claims could be decided unfavorable to the Company. Although the liability with regard to these matters at December 31, 1994 cannot be ascertained, it is the opinion of management, after conferring with counsel, that any liability resulting from these other matters should not materially affect the consolidated financial position, results of operation, or liquidity of the Company and its subsidiaries at December 31, 1994.


NOTE 11.  SEGMENT INFORMATION


Kysor Industrial Corporation's operations include two segments: commercial products and transportation products. Operations in the commercial products segment design, manufacture and market refrigerated display cases, energy control systems, refrigerated building systems, and heating and air-conditioning systems. Operations in the transportation products segment design, manufacture and market engine-performance systems, engine-protection systems, and components and accessories for heavy-duty trucks, other commercial vehicles and marine equipment.

Segment results for 1993 and 1992 have been restated to include the Kysor/Westran division in the Transportation Products Group and to remove it from the Commercial Products Group were it was previously reported. Additionally, year ended 1994 segment information for the Commercial Products Group includes the results of Kysor/Kalt since the date of acquisition. The commercial products segment generated $29.0 million and $48.4 million of sales and revenues from one customer in the years ended December 31, 1993 and 1992, respectively. The transportation products segment generated $32.1 million and $27.3 million of sales and revenues from one customer in the year ended December 31, 1994 and 1993, respectively. Segment information for the years ended December 31, 1994, 1993, and 1992 is furnished on the following page and is incorporated herein by reference.




KYSOR INDUSTRIAL CORPORATION AND SUBSIDIARIES
Financial Information by Segment
                                             Years Ended December 31,
                                              (amounts in thousands)
                                            1994     1993     1992
NET SALES
Commercial products
  United States                           146,790  131,760  140,009
  Europe                                   17,816   19,398   16,234
   Total commercial products              164,606  151,158  156,243
Transportation products
  United States                           139,027  115,105   96,503
  Europe                                    8,880    6,344    9,428
   Total transportation products          147,907  121,449  105,931
NET SALES                                 312,513  272,607  262,174


OPERATING PROFIT (LOSS)*
Commercial products
  United States                            16,704   18,948   21,352
  Europe                                   -1,264   -1,871   -1,599
   Total commercial products               15,440   17,077   19,753
Transportation products
  United States                            20,028   14,695    9,509
  Europe                                      110     -412     -346
   Total transportation products           20,138   14,283    9,163
TOTAL OPERATING PROFIT                     35,578   31,360   28,916
 Corporate administrative expense (net)   -11,892  -11,190   -8,794
 Provision for litigation                       -        -   -1,500
 Interest expense                          -1,961   -2,162   -2,595
INCOME BEFORE INCOME TAXES AND BEFORE
 CUMULATIVE EFFECT OF ACCOUNTING CHANGE    21,725   18,008   16,027

* Operating profit includes net sales less operating expenses. Excluded from the computation of operating profit are interest and other non- operating revenues, general corporate expenses and interest expense.





              KYSOR INDUSTRIAL CORPORATION AND SUBSIDIARIES
                     Financial Information by Segment
                                             Years Ended December 31
                                              (amounts in thousands)
                                            1994     1993     1992
ASSETS
Commercial products
  United States                            61,770   49,196   50,606
  Europe                                   11,700    9,847    9,937
   Total commercial products               73,470   59,043   60,543
Transportation products
  United States                            52,739   44,013   42,033
  Europe                                    4,711    2,938    4,356
   Total transportation products           57,450   46,951   46,389
 Subtotal                                 130,920  105,994  106,932
 Cash and other corporate assets           46,620   50,461   28,918
TOTAL ASSETS                              177,540  156,455  135,850

DEPRECIATION AND AMORTIZATION
 Commercial products                        3,601    3,075    3,127
 Transportation products                    4,590    4,336    4,274
 Corporate                                    788      243      249
TOTAL DEPRECIATION AND AMORTIZATION         8,979    7,654    7,650

CAPITAL EXPENDITURES
 Commercial products                        2,947    3,288    1,949
 Transportation products                    5,378    5,299    1,828
 Corporate                                    160       66      142
TOTAL CAPITAL EXPENDITURES                  8,485    8,653    3,919

Quarterly Financial Data
(Unaudited)
(Amounts in thousands, except per share data)
                                        First  Second  Third Fourth   Total
				          Qtr    Qtr    Qtr    Qtr     Year
1994
Total sales and revenues                70,310 78,525 84,541 83,003 314,379
Gross profit                            15,626 17,339 19,612 19,430  72,007
Net income                               2,102  2,996  4,333  3,844  13,275
Earnings applicable to common stock      1,856  2,752  4,089  3,598  12,295
Primary earnings per share                 .33    .48    .70    .61    2.12
Fully diluted earnings per share           .28    .41    .60    .52    1.81
Dividends declared per common share        .12    .13    .13    .13     .51


1993
Total sales and revenues                63,909 69,933 74,435 65 581 273,858
Gross profit                            15,411 16,770 17,272 15,951  65,404
Income before cumulative effect of
accounting change		         2,105  2,777  3,270  1,946  10,098
Cumulative effect of change in
accounting for postretirement
benefits (net of tax)		        -7,628      -      -      -  -7,628
Net income (loss)                       -5,523  2,777  3,270  1,946   2,470
Earnings applicable to common stock     -5,773  2,528  3,032  1,700   1,487
Primary earnings (loss) per share
 Before accounting change                  .33    .45    .54    .30    1.62
 Accounting change                       -1.35      -      -      -   -1.35
 Net income (loss)                       -1.02    .45    .54    .30     .27
Fully diluted earnings per share         -1.07    .38    .46    .26     .03
Dividends declared per common share        .10    .11    .11    .12     .44



Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

          Not applicable



                           PART III



Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
REGISTRANT.

          The information under the captions "Directors and Executive Officers" and "Section 16(a) Reporting
Delinquencies" in the Company's definitive Proxy Statement for its April 28, 1995 Annual Meeting of Shareholders is here incorporated by reference.


Item 11.  EXECUTIVE COMPENSATION.

          The information under the captions "Summary
Compensation Table", "Retirement Plans", "Stock Option Plans", "Long-Term Incentive Compensation", "Management Transactions, Termination of Employment and Change in Control
Arrangements", "Director Compensation", and "Compensation Committee Interlocks and Insider Participation" in the Company's definitive Proxy Statement for its April 28, 1995 Annual Meeting of Shareholders is here incorporated by reference.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT.

          The information under the caption "Voting Securities" in the Company's definitive Proxy Statement for its April 28, 1995 Annual Meeting of Shareholders is here incorporated by reference.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The information under the captions
"Indebtedness of Management", and "Compensation
Committee Interlocks and Insider Participation", in the
Company's definitive Proxy Statement for its April 28, 1995
Annual Meeting of Shareholders is here incorporated by reference.


                           PART IV



Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
REPORTS ON FORM 8-K.


          The following financial statements are filed as part of this report: Consolidated Balance Sheet for 1994 and 1993, Consolidated Income Statement for 1994, 1993 and 1992,
Consolidated Statement of Cash Flows for 1994, 1993 and 1992, Consolidated Statement of Shareholders' Equity for 1994, 1993 and 1992. Audit
Report and Notes to the Consolidated Financial Statements. In addition the financial statements of the Kysor Industrial Corporation Employee Stock Ownership Plan for the years ended 1994, 1993 and 1992 are filed as part of this report.


          Individual financial statements of the individual operating subsidiaries are omitted because the Company is primarily an operating Company and the subsidiaries included in the consolidated financial statements are wholly owned subsidiaries and are not indebted to any person other than the Parent or the consolidated subsidiaries in amounts exceeding five percent (5%) of the total assets as shown by the Consolidated Balance Sheet at December 31, 1994.



	  1. The following financial statement schedule is filed as a part of this report:

		VIII.   Valuation and Qualifying Accounts and Reserves

		Schedules other than that listed above are omitted because they are not required, not applicable, or the information is disclosed elsewhere in the financial statements.

          2.   The following exhibits are filed as part of this report:


NUMBER	EXHIBIT							LOCATION


3(a)	 Restated Articles of Incorporation			 (8)


(b)	 Restated Bylaws					 (15)


(c)	 Certificate of Designations, Rights and		 (11)
 	 Preferences - Series A Convertible Voting
 	 Preferred Stock



 4(a)	 Rights Agreement dated as of April 28,			 (5)
 	 1986 between Kysor Industrial Corporation and NBD Bank, N.A.



 (b)	 Appointment of State Street Bank as successor		 (1)
	 Rights agent as of June 1, 1994.


 (c)	 Revolving Credit Agreements between Kysor		 (12)
	 Industrial Corporation and NBD Bank,
	 N.A., and Old Kent Bank and Trust Company


 (d)	 Amendment dated January 1994 to the			 (15)
	 Revolving Credit Agreements between NBD
	 Bank, N.A., and Old Kent Bank and Trust
	 Company



 (e)	 Term Note Agreement with NBD Bank, N.A.		 (8)
	 dated as of October 4, 1988



 (f)	 Note Agreement between Kysor Industrial		 (8)
	 Corporation and Massachusetts Mutual Life
	 Insurance Company dated February 24, 1989


  (g)	 Loan Agreement between Kysor Industrial		 (3)
	 Corporation Employee Stock Ownership Plan and NBD Bank, N.A. and Related Guaranty and Note Purchase Agreement


 (h)	 The Company has outstanding several
	 classes of long-term debt instruments.
	 None of these classes of debt is
	 registered under the Securities Act of
	 1933.  None of these classes of debt
	 outstanding at the date of this report
	 exceeds 10% of the Company's total
	 consolidated assets except for the
	 previously disclosed item included as
	 exhibit 4(d) and 4(f).  The Company
	 agrees to furnish copies of the
	 agreements defining the rights of holders of such long-term indebtedness to the Securities and Exchange Commission upon request


 The following management contracts of compensatory plans or arrangements are included in the exhibits filed as part of this report:



10(a)	 Stock Option and Stock Appreciation			 (2)
	 Rights Plan of 1980


 (b)	 Kysor Industrial Corporation amended 1983		 (6)
	 Incentive Stock Option Plan


 (c)	 Kysor Industrial Corporation amended 1984		 (6)
	 Stock Option Plan


 (d)	 Kysor Industrial Corporation 1987 Stock		 (4)
	 Option Plan


 (e)	 Kysor Industrial Corporation 1993 			 (14)
 	 Long-Term Incentive Plan


 (f)	 Form of Termination Agreements with			 (3)
	 corporate officers David W. Crooks,
	 Thomas P. Forrestal, Jr., Timothy J.
	 Campbell, Timothy D. Peterson, Peter W.
	 Gravelle, Richard G. De Boer, Ellen E.
	 Hovey, Mary C. Janik, Robert L. Joseph,
	 Terry M. Murphy


 (g)	 Employment Contract with corporate			 (4)
	 officer George R. Kempton



 (h)	 Service Contract with Raymond A. Weigel		 (3)


 (i)	 Form of Supplemental Executive Retirement		 (3)
	 Plan with George R. Kempton, Peter W.
	 Gravelle, Timothy J. Campbell, Thomas P.
	 Forrestal, Jr., David W. Crooks, Timothy
	 D. Peterson, Logan F. Wernz, Wilbert J.
	 Venema, John B. Stevenson, William G.
	 Cobb


 (j)	 Amendment dated as of August 15, 1989 to		 (9)
	 Supplemental Executive Retirement Plan
	 dated July 10, 1985


 (k)	 Amendment dated as of January 31, 1990 to		 (9)
	 Supplemental Executive Retirement Plan
	 dated July 10, 1985



 (l)	 Kysor Industrial Corporation S.E.R.P.			 (9)
	 Irrevocable Trust



 (m)	 Form of Indemnity Agreement with			 (6)
	 directors and corporate officers; Stephen
	 I. D'Agostino, William E. Callahan,
	 Timothy J. Campbell,  Paul K. Gaston,
	 Grant C. Gentry, Peter W. Gravelle,
	 George R. Kempton, Philip LeBoutillier,
	 Jr., Robert W. Navarre, Robert J.
	 Ratliff, Frederick W. Schwier, John D.
	 Selby, Raymond A. Weigel, David W.
	 Crooks, Terry M. Murphy, Timothy D.
	 Peterson, Richard G. De Boer, Ellen E.
	 Hovey, Mary C. Janik, Robert L. Joseph



 (n)	 Kysor Industrial Corporation Pension Plan		 (9)
	 for Directors dated January 1, 1985,
	 amended January, 1989


 (o)	 Amendment dated as of July 28, 1989 to			 (8)
	 Kysor Industrial Corporation Pension Plan for Directors dated January 1, 1985


 (p)	 Directors Pension Plan Trust				 (9)


 (q)	 Kysor Industrial Corporation Corporate			 (12)
	 Management Variable Compensation Program


 (r)	 Form of Nonrecourse Promissory Note and		 (12)
	 Pledge Agreement - Stock Option Loan
	 Program; George R. Kempton, Philip
	 LeBoutillier, Jr., Paul K. Gaston





 The Following are Other Material Contracts Included in the
 Exhibits Filed as Part of this Report:


 (s)	 AFP Divestiture Agreements				 (10)


 (t)	 Beaver Michigan Associates Limited			 (12)
	 Partnership Agreement


 (u)	 Development Agreement between Beaver			 (12)
	 Michigan Associates Limited Partnership,
	 The City of Cadillac and the Local
	 Development Finance Authority of the City of Cadillac


 (v)	 Kysor Industrial Corporation Employee			 (15)
	 Stock Ownership Plan Amended and Restated effective January 1, 1989


 (w)	 Employee Stock Ownership Trust between			 (15)
	 Kysor Industrial Corporation and Old Kent
	 Bank and Trust Co. dated January 1, 1989


 (x)	 Note Agreement between Employee Stock			 (7)
	 Ownership Plan and Kysor Industrial
	 Corporation



 11 	Computation of Consolidated Earnings Per Share		 (1)


 21	 Subsidiaries of the Registrant				 (1)


 23	 Consent of Independent Accountants			 (1)


 24	 Power of Attorney					 (1)


 27	 Financial Data Schedule				 (1)


 99	 Report of Coopers & Lybrand, Certified			 (1)
	 Public Accountants, on Examination of
	 Financial Statements and Supplemental
	 Schedule of Reportable Transactions and
	 financial statements of the Kysor Industrial
	 Corporation Employee Stock Ownership Plan




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

 (15) This exhibit was previously filed as an exhibit to the Registrant's Form 10-K Annual Report for its fiscal year ended December 31, 1993, and is here incorporated by reference.


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

                                  Date:  March 2, 1995

         Pursuant to the requirements of the Securities
 Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


 /s/ Raymond A. Weigel *               /s/ George R. Kempton *
 Raymond A. Weigel, Chairman           George R. Kempton, Chairman of
 Emeritus, Director                    the Board, Chief Executive Officer,
 				        Director
                                       (Principal Executive Officer)

 Date:  March 2, 1995                  Date:  March 2, 1995


 /s/ Peter W. Gravelle *                    /s/ Robert L. Joseph *
 Peter W. Gravelle, President               Robert L. Joseph, Comptroller
  and Chief Operating Officer               (Principal
 Accounting Officer)

 Date:  March 2, 1995                  Date:  March 2, 1995



 /s/ William E. Callahan *                  /s/ Robert J. Ratliff *
 William E. Callahan, Director              Robert J. Ratliff, Director


 Date:  March 2, 1995                  Date:  March 2, 1995





 /s/ Paul K. Gaston *                       /s/ Grant C. Gentry *
 Paul K. Gaston, Director                   Grant C. Gentry,  Director


 Date:  March 2, 1995                  Date:  March 2, 1995


 /s/ Philip LeBoutillier, Jr. *             /s/ Timothy J. Campbell *
 Philip LeBoutillier, Jr.,                  Timothy J. Campbell, Group
 Director                                    Vice President, Director


 Date:  March 2, 1995                  Date:  March 2, 1995


 /s/ Frederick W. Schwier *                 /s/ John D. Selby *
 Frederick W. Schwier, Director             John D. Selby, Director


 Date:  March 2, 1995                  Date:  March 2, 1995



 /s/ Robert W. Navarre*                     /s/ Stephen I. D'Agostino*
 Robert W. Navarre, Director           Stephen I. D'Agostino


 Date:  March 2, 1995                  Date: March 2, 1995










 *By /s/ Terry M. Murphy
    Terry M. Murphy
    Attorney-in-fact



REPORT OF INDEPENDENT ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULES


Kysor Industrial Corporation
Cadillac, Michigan



Our report on the consolidated financial statements of Kysor Industrial Corporation and Subsidiaries is included in Item 8 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14(a)1 of this Form 10-K.



In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.





By   s\COOPERS & LYBRAND L.L.P.

Coopers & Lybrand L.L.P.


Detroit, Michigan

February 13, 1995


                                    KYSOR INDUSTRIAL CORPORATION AND SUBSIDIARIES
                          SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


Column A                           Column B          Column C                Column D      Column E
________                          __________   ______________________       __________     __________

                                                     Additions
                                               ______________________

                                                   (1)           (2)
                                  Balance at   Charged to      Charged                     Balance
                                  Beginning    Costs and       to Other                     at End
DESCRIPTION                       of Period     Expenses       Accounts     Deductions     of Period
___________                       __________   __________     __________    __________     __________


Year Ended December 31, 1994:

Allowance for possible losses on                               ($15,000)(b)
 accounts and notes receivable    $1,546,000     $807,000       235,000 (d)  $546,000 (a)  $2,027,000
                                  __________   __________     _________     _________      __________
                                  __________   __________     _________     _________      __________



Year Ended December 31, 1993:

Allowance for possible losses on                                $13,000 (c)
 accounts and notes receivable    $1,496,000     $544,000      ($33,000)(b)  $474,000 (a)  $1,546,000
                                  __________   __________     _________     _________      __________
                                  __________   __________     _________     _________      __________




Year Ended December 31, 1992:

Allowance for possible losses on                               ($22,000)(c)
 accounts and notes receivable      $985,000   $1,031,000       ($9,000)(b)  $489,000 (a)  $1,496,000
                                  __________   __________     _________     _________      __________
                                  __________   __________     _________     _________      __________

(a) Accounts written off as uncollectible net of recoveries
(b) Effect of translation adjustment on foreign operations
(c) Reclassification
(d) Amounts added in acquisitions