Form 10-Q
period 1995-03-31
KYSOR INDUSTRIAL CORP /MI/
filed 1995-05-11
CIK 202356

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
(x) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1995
or
( ) Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period
     from      to


COMMISSION FILE NUMBER 1-8973


KYSOR INDUSTRIAL CORPORATION
(exact name of registrant as specified in its charter)

Michigan (state or other jurisdiction of incorporation or organization)

38-1909000 (I.R.S. Employer Identification Number)

One Madison Avenue, Cadillac, Michigan         49601
(Address of principal executive offices)    ( Zip Code)

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

Common stock, $1.00 par value, number of shares outstanding as of May 10, 1995:

5,616,111



                               KYSOR INDUSTRIAL CORPORATION
                              Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The interim financial data presented herein is unaudited but, in the opinion of management, reflects all adjustments (none of which was other than a normal recurring adjustment) necessary for a fair presentation of such information.  Results for interim periods should not be considered indicative of results for a full year.  There were no undisclosed material unusual charges or credits to income during the quarter ended
March 31, 1995 nor was there a change in independent accountants during the period.

                       KYSOR INDUSTRIAL CORPORATION AND SUBSIDIARIES
                             Consolidated Statement of Income
                  (Unaudited, amounts in thousands except per share data)

                                                   Quarter Ended
                                                     March 31,
                                                1995        1994
                                            ___________ ___________

Net sales                                   $   90,054  $   70,030
Interest and other revenues                        572         280
                                            ___________ ___________

TOTAL SALES AND REVENUES                        90,626      70,310
                                            ___________ ___________


COSTS AND EXPENSES
Cost of sales                                   69,166      54,404
Selling and administrative expenses             14,709      11,355
Interest expense                                   487         538
Other expenses                                     315         336
                                            ___________ ___________

TOTAL COSTS AND EXPENSES                        84,677      66,633
                                            ___________ ___________


INCOME BEFORE INCOME TAXES                       5,949       3,677
INCOME TAXES                                     2,640       1,575
                                            ___________ ___________

NET INCOME                                       3,309       2,102
DIVIDENDS ON PREFERRED STOCK
 (Net of income tax benefit of 149
   in each period)                                 242         246
                                            ___________ ___________

EARNINGS APPLICABLE TO COMMON STOCK         $    3,067  $    1,856
                                            ___________ ___________
                                            ___________ ___________


PRIMARY EARNINGS PER COMMON SHARE           $     0.51  $     0.33
                                            ___________ ___________
                                            ___________ ___________

FULLY DILUTED EARNINGS PER COMMON SHARE     $     0.45  $     0.28
                                            ___________ ___________
                                            ___________ ___________

Primary weighted average common
 shares and equivalents                          5,970       5,682
                                            ___________ ___________
                                            ___________ ___________

Dividends declared per common share         $     0.15  $     0.12
                                            ___________ ___________
                                            ___________ ___________


The accompanying notes are an integral part of the financial statements.





                   KYSOR INDUSTRIAL CORPORATION AND SUBSIDIARIES
                            Consolidated Balance Sheet
                         (Unaudited, dollars in thousands)

                                                   March 31,    December 31,
                                                     1995           1994
                                                 ____________   ____________

CURRENT ASSETS
Cash and equivalents                                  $12,445        $15,850
Accounts receivable less $2,129 and
 $2,027 allowance for doubtful accounts                52,820         46,437
Finished goods inventory                                8,784          6,362
Work-in-process inventory                               9,905         10,039
Raw Material Inventory                                 19,751         19,864
Prepaid expenses                                        3,012          2,067
Deferred income tax charges                             6,623          7,202
                                                 ____________   ____________



TOTAL CURRENT ASSETS                                  113,340        107,821
                                                 ____________   ____________




PROPERTY, PLANT AND EQUIPMENT
Land                                                    2,671          2,612
Buildings                                              32,747         31,103
Machinery and equipment                                71,949         67,518
                                                 ____________   ____________

                                                      107,367        101,233
Less accumulated depreciation                          62,198         58,320
                                                 ____________   ____________


TOTAL PROPERTY, PLANT AND EQUIPMENT                    45,169         42,913
                                                 ____________   ____________



OTHER ASSETS
Goodwill, patents and other intangibles
 (net of amortization of $2,725 and $2,592)             4,483          4,616
Cash value of officers' life insurance                 10,719         10,623
Deferred income tax charges                             5,769          5,383
Miscellaneous receivables and other assets              5,388          6,155
                                                 ____________   ____________


TOTAL OTHER ASSETS                                     26,359         26,777
                                                 ____________   ____________


TOTAL ASSETS                                         $184,868       $177,511
                                                 ____________   ____________
                                                 ____________   ____________



The accompanying notes are an integral part of the financial statements.



                   KYSOR INDUSTRIAL CORPORATION AND SUBSIDIARIES
                            Consolidated Balance Sheet
                                  (continued)
                          (Unaudited, dollars in thousands)
                                                   March 31,    December 31,
                                                     1995           1994
                                                 ____________   ____________


CURRENT LIABILITIES
Current maturities of long-term debt                   $7,859         $6,597
Accounts payable                                       22,883         21,122
Accrued income taxes payable                            2,841          1,095
Accrued expenses and contingent liabilities            27,820         27,831
                                                 ____________   ____________


TOTAL CURRENT LIABILITIES                              61,403         56,645

Long-term debt, less current maturities,
 plus guarantee of ESOP indebtedness                   29,634         30,394
Accumulated postretirement benefit obligation          13,189         13,037
Other long-term liabilities                             9,963          9,517
                                                 ____________   ____________


TOTAL LIABILITIES AND DEFERRED CREDITS                114,189        109,593
                                                 ____________   ____________



PREFERRED SHAREHOLDERS' EQUITY
Employee Stock Ownership Plan Preferred Stock,
 shares authorized 5,000,000; outstanding
 803,553 and 803,553 stated value of $24.375           19,587         19,587
Unearned deferred compensation under
 employee stock ownership plan                        (15,094)       (15,311)
                                                 ____________   ____________

TOTAL PREFERRED SHAREHOLDERS' EQUITY                    4,493          4,276
                                                 ____________   ____________


COMMON SHAREHOLDERS' EQUITY
Common stock, $1 par value, shares authorized
 30,000,000, outstanding 5,648,988
 and 5,640,881                                          5,649          5,641
Additional paid-in capital                              4,971          5,386
Retained earnings                                      55,670         53,443
Translation adjustment                                  1,356            807
Notes receivable-common stock
 96,700 and 96,705 shares                              (1,286)        (1,286)
Unearned deferred compensation under
 employee stock ownership plan                           (174)          (349)
                                                 ____________   ____________

TOTAL COMMON SHAREHOLDERS' EQUITY                      66,186         63,642
                                                 ____________   ____________


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $184,868       $177,511
                                                 ____________   ____________
                                                 ____________   ____________


 KYSOR INDUSTRIAL CORPORATION
 CONSOLIDATED STATEMENT OF CASH FLOWS
 Three Months Ended Ended March 31,
                                                              1995           1994

CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
 Net income                                                   $3,309         $2,102
  Adjustments to reconcile net income to
   net cash provided (used) by operating activities:
    Depreciation and amortization                              2,346          2,271
    Provision for losses on accounts receivable                  103             63
    (Gain) Loss on sales of fixed assets                         (19)            (5)
    Deferred compensation (ESOP)                                 391            391
    Deferred income taxes                                        193           (501)
    Changes in assets and liabilities providing
     (consuming) cash:
      Accounts receivable                                     (6,485)        (6,992)
      Inventories                                             (2,175)        (3,809)
      Prepaid expenses                                          (945)          (190)
      Accounts payable                                         2,041          2,380
      Accrued expenses and contingent liabilities                (13)          (196)
      Accrued income taxes payable                             2,297          1,235
      Other long-term liabilities                                599            (57)
                                                              ------         -------
 NET CASH PROVIDED BY OPERATING ACTIVITIES                     1,642         (3,308)

 CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
  Additions to property, plant and equipment                  (3,734)        (2,113)
  Proceeds from sales of property and equipment                   10            157
  Acquisitions, net of cash acquired                               -         (4,128)
  Decrease (Increase) in other long-term assets                  671            129
  Unrealized translation gain (loss)                            (177)            50
                                                              -------        -------
 NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES             (3,230)        (5,905)

 CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
  Current borrowings                                           1,426            891
  Principal payments against long-term debt                     (924)          (924)
  Proceeds from issuance of Common Stock                       1,135            572
  Purchase of Common Stock                                    (1,936)             -
  Common Stock and Preferred Stock dividends paid             (1,518)        (1,447)
                                                              ------         -------
 NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES             (1,817)          (908)
                                                              ------        --------
 NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS              (3,405)       (10,121)

 CASH AND EQUIVALENTS AT BEGINNING OF YEAR                    15,850         21,339
                                                             -------        --------
 CASH AND EQUIVALENTS AT END OF PERIOD                       $12,445        $11,218
                                                             =======        =======

 The accompanying notes are an integral part of the financial statements.

[FN]

Notes to the financial statements

Note A - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1994.








              REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders
Kysor Industrial Corporation:

We have reviewed the accompanying consolidated balance sheet of Kysor Industrial Corporation and Subsidiaries as of March 31,
1995, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 1995 and 1994. These financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Kysor Industrial Corporation and Subsidiaries as of December 31, 1994 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (none of which are presented herein); and in our report dated February 13, 1995 we expressed an unqualified opinion on those consolidated financial statements.


By	s/COOPERS & LYBRAND L.L.P.
Coopers & Lybrand L.L.P.


April 14, 1995





Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations




Results of Operations

          Kysor Industrial Corporation's sales and revenues for the first quarter 1995 were $90.6 million, up 29% from the $70.3 million reported for the same period in 1994. Net income, for the first quarter, rose 57% to $3.3 million from $2.1 million reported for the same period last year. This equates to primary earnings per share of $.51 for the quarter ended March 31, 1995 compared to $.33 for the same period in 1994.

          The Transportation Products Group net sales increased
26% to $43.1 million for the quarter compared to the $34.3 million reported in the same period a year ago. Operating profit for the Transportation Products Group for the first quarter 1995 increased 44% to $6.1 million from the $4.3 million reported for the same period in 1994. This segment continues to benefit from strong demand for medium and heavy-duty trucks.

          The Commercial Products Group net sales increased
32% to $47.0 million for the quarter compared to $35.7 million reported for the same period a year ago. Operating profit increased 38% to $3.2 million including an operating loss for Kysor's German subsidiary, Kysor/Warren GmbH, of $1.3 million.

          In the first quarter of 1995, Kysor/Asia Ltd. commenced operations. The subsidiary, located in Changwon, South Korea, will manufacture injection molded polymer engine fans for the Far East commercial vehicle market.

          The Company is presently involved in certain environmental proceedings with respect to soil and groundwater contamination in Cadillac, Michigan, as described in Note 10, Contingent Liabilities, to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December
31, 1994 ("the Form 10-K"). In addition, as disclosed in Note 10 and under the heading "Legal Proceedings" in the Form 10-K and below, the Company is also involved in various other legal proceedings including certain proceedings involving allegedly contaminated sites to which the Company has been named a potentially responsible party ("PRP") under the Federal Superfund law or comparable state laws. Although discovery in certain of these proceedings has not been completed, subject to the contingencies discussed in Note 10, management does not believe, based on information presently available to it, that the ultimate aggregate cost to the Company of such proceedings would have a material adverse effect on its financial condition, results of operations, or liquidity.

Liquidity and Capital Resources

          At March 31, 1995, the Company had cash and equivalents of $12.4 million compared to $15.9 million at December
31, 1994. Additions to property, plant and equipment for the three-month period ended March 31, 1995, totaled $3.7 million compared to $2.1 million during the same period in 1994. Working capital requirements for the first quarter consumed cash, which is typical as business activity generally increases after the year-end shutdowns that many of our major customers experience.

          At March 31, 1995, the Company had no outstanding borrowing on its $20.0 million revolving line of credit.


         PART II.       OTHER INFORMATION


Item 1.   Legal Proceedings


          The Company is presently involved in various legal proceedings, including certain environmental proceedings, as described in Note 10, Contingent Liabilities, to the Financial
Statements included in the Form 10-K and under the heading
"Legal Proceedings" in the Form 10-K.  During the quarter ended
March 31, 1995, the Company completed the groundwater remedial design work with respect to contamination at the Cadillac Industrial Park in Cadillac, Michigan (the "Site"). Initial steps of the remedial action have begun in compliance with the unilateral administrative order issued by the U.S. EPA with respect to the Site. Except as described in this paragraph, there have been no material changes in the legal proceedings described in the Form
10-K.





KYSOR INDUSTRIAL CORPORATION
FINANCIAL INFORMATION BY SEGMENT
(Unaudited, amounts in thousands)

                                                 Quarter Ended
                                                   March 31,
                                             _____________________

                                               1994         1994
                                             ________     ________

NET SALES
Commercial Products
 United States                                $41,628      $33,197
 Europe                                         5,323        2,504
                                             ________     ________

   Total Commercial Products                   46,951       35,701

Transportation Products
 United States                                 39,765       32,600
 Europe                                         3,338        1,729
                                             ________     ________


   Total Transportation Products               43,103       34,329
                                             ________     ________


NET SALES                                     $90,054      $70,030
                                             ________     ________
                                             ________     ________


OPERATING PROFIT

Commercial Products
 United States                                 $4,478       $3,013
 Europe                                        (1,272)        (689)
                                             ________     ________

  Total Commercial Products                     3,206        2,324

Transportation Products
 United States                                  5,990        4,345
 Europe                                           155          (81)
                                             ________     ________

   Total Transportation Products                6,145        4,264
                                             ________     ________


TOTAL OPERATING PROFIT                          9,351        6,588

Corporate Administrative Expense (Net)         (2,915)      (2,373)

Interest Expense                                 (487)        (538)
                                             ________     ________


INCOME BEFORE INCOME TAXES                     $5,949       $3,677
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

          11   Statement Regarding Computation of Earnings Per Share

          15   Letter from Coopers & Lybrand regarding unaudited
               Financial Statements

          27   Financial Data Schedule


     (b) There were no reports on Form 8-K filed by the registrant during the three months ended March 31, 1995.









                             SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               KYSOR INDUSTRIAL CORPORATION



Date:   May 12, 1995      By     s\Terry M. Murphy

                                   Terry M. Murphy
                                   Vice President,
                                   Chief Financial Officer
       				   (principal financial officer and duly
      				    authorized signatory for registrant)





Date:   May 12, 1995      By     s\Robert L. Joseph

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