Form 10-Q
period 1995-06-30
KYSOR INDUSTRIAL CORP /MI/
filed 1995-08-11
CIK 202356

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)*
(x) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1995
or
( ) Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period
     from      to


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

Common stock, $1.00 par value, number of shares outstanding as of July 12, 1995:

5,509,566



                               KYSOR INDUSTRIAL CORPORATION
                              Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The interim financial data presented herein is unaudited but, in the opinion of the management, reflects all adjustments (none of which was other than a normal recurring adjustment) necessary for a fair presentation of such information.  Results for interim periods should not be considered indicative of results for a full year.  There were no undisclosed material unusual charges or credits to income during the quarter ended June 30,
1995 nor was there a change in independent accountants during the period.

                             Consolidated Statement of Income
                  (Unaudited, amounts in thousands except per share data)
                                                   Quarter Ended         Six Months Ended
                                                     June 30,                 June 30,
                                                1995        1994         1995         1994
                                            ___________ ___________  ____________ ____________

Net sales                                   $   94,746  $   76,083   $   184,800  $   146,113
Interest and other revenues                        518         442         1,090          722
                                            ___________ ___________  ____________ ____________

TOTAL SALES AND REVENUES                        95,264      76,525       185,890      146,835
                                            ___________ ___________  ____________ ____________


COSTS AND EXPENSES
Cost of sales                                   72,781      58,744       141,947      113,148
Selling and administrative expenses             13,489      12,088        28,198       23,443
Interest expense                                   435         502           922        1,040
Other expenses                                     276         270           591          606
                                            ___________ ___________  ____________ ____________

TOTAL COSTS AND EXPENSES                        86,981      71,604       171,658      138,237
                                            ___________ ___________  ____________ ____________


INCOME BEFORE INCOME TAXES                       8,283       4,921        14,232        8,598
INCOME TAXES                                     3,650       1,925         6,290        3,500
                                            ___________ ___________  ____________ ____________

NET INCOME                                       4,633       2,996         7,942        5,098
DIVIDENDS ON PREFERRED STOCK
 (Net of income tax benefits)                      245         244           487          490
                                            ___________ ___________  ____________ ____________

EARNINGS (LOSS) APPLICABLE TO COMMON STOCK  $    4,388  $    2,752   $     7,455  $     4,608
                                            ___________ ___________  ____________ ____________
                                            ___________ ___________  ____________ ____________


PRIMARY EARNINGS PER COMMON SHARE           $     0.75  $     0.48   $      1.26  $      0.81
                                            ___________ ___________  ____________ ____________
                                            ___________ ___________  ____________ ____________

FULLY DILUTED EARNINGS PER COMMON SHARE     $     0.65  $     0.41   $      1.10  $      0.69
                                            ___________ ___________  ____________ ____________
                                            ___________ ___________  ____________ ____________

Primary weighted average common
 shares and equivalents                          5,849       5,707         5,912        5,699
                                            ___________ ___________  ____________ ____________
                                            ___________ ___________  ____________ ____________

Dividends declared per common share         $     0.15  $     0.13   $      0.30  $      0.25
                                            ___________ ___________  ____________ ____________
                                            ___________ ___________  ____________ ____________

The accompanying notes are an integral part of the financial statements.







                   KYSOR INDUSTRIAL CORPORATION AND SUBSIDIARIES
                            Consolidated Balance Sheet
                         (Unaudited, dollars in thousands)

                                                   June 30,     December 31,
                                                     1995           1994
                                                 ____________   ____________

CURRENT ASSETS
Cash and equivalents                                  $16,952        $15,850
Accounts receivable less $2,234 and
 $2,027 allowance for doubtful accounts                52,784         46,437
Finished goods inventory                                8,188          6,362
Work-in-process inventory                              10,468         10,039
Raw Material Inventory                                 18,850         19,864
Prepaid expenses                                        3,165          2,067
Deferred income tax charges                             6,894          7,202
                                                 ____________   ____________



TOTAL CURRENT ASSETS                                  117,301        107,821
                                                 ____________   ____________




PROPERTY, PLANT AND EQUIPMENT
Land                                                    2,782          2,612
Buildings                                              32,868         31,103
Machinery and equipment                                73,521         67,518
                                                 ____________   ____________

                                                      109,171        101,233
Less accumulated depreciation                          63,798         58,320
                                                 ____________   ____________


TOTAL PROPERTY, PLANT AND EQUIPMENT                    45,373         42,913
                                                 ____________   ____________



OTHER ASSETS
Goodwill, patents and other intangibles                 4,350          4,616
Cash value of officers' life insurance                 10,795         10,623
Deferred income tax charges                             6,155          5,383
Miscellaneous receivables and other assets              5,660          6,155
                                                 ____________   ____________


TOTAL OTHER ASSETS                                     26,960         26,777
                                                 ____________   ____________


TOTAL ASSETS                                         $189,634       $177,511
                                                 ____________   ____________
                                                 ____________   ____________



The accompanying notes are an integral part of the financial statements.


                   KYSOR INDUSTRIAL CORPORATION AND SUBSIDIARIES
                            Consolidated Balance Sheet
                                  (continued)
                          (Unaudited, dollars in thousands)
                                                   June 30,     December 31,
                                                     1995           1994
                                                 ____________   ____________


CURRENT LIABILITIES
Current maturities of long-term debt                   $7,959         $6,597
Accounts payable                                       24,426         21,122
Accrued income taxes payable                            2,882          1,095
Accrued expenses and contingent liabilities            29,088         27,831
                                                 ____________   ____________


TOTAL CURRENT LIABILITIES                              64,355         56,645

Long-term debt, less current maturities,
 plus guarantee of ESOP indebtedness                   29,565         30,394
Accumulated postretirement benefit obligation          13,333         13,037
Other long-term liabilities                            10,277          9,517
                                                 ____________   ____________


TOTAL LIABILITIES AND DEFERRED CREDITS                117,530        109,593
                                                 ____________   ____________



PREFERRED SHAREHOLDERS' EQUITY
Employee Stock Ownership Plan Preferred Stock,
 shares authorized 5,000,000; outstanding
 800,870 and 810,163 stated value of $24.375           19,521         19,587
Unearned deferred compensation under
 employee stock ownership plan                        (14,878)       (15,311)
                                                 ____________   ____________

TOTAL PREFERRED SHAREHOLDERS' EQUITY                    4,643          4,276
                                                 ____________   ____________


COMMON SHAREHOLDERS' EQUITY
Common stock, $1 par value, shares authorized
 30,000,000, outstanding 5,532,878
 and 5,467,840                                          5,533          5,641
Additional paid-in capital                              2,593          5,386
Retained earnings                                      59,224         53,443
Translation adjustment                                  1,344            807
Notes receivable-common stock
 96,755 and 99,116 shares                              (1,059)        (1,286)
Unearned deferred compensation under
 employee stock ownership plan                           (174)          (349)
                                                 ____________   ____________

TOTAL COMMON SHAREHOLDERS' EQUITY                      67,461         63,642
                                                 ____________   ____________


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $189,634       $177,511
                                                 ____________   ____________
                                                 ____________   ____________


 KYSOR INDUSTRIAL CORPORATION
 CONSOLIDATED STATEMENT OF CASH FLOWS
 Six Months Ended June 30,
                                                               1995           1994

CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
  Net income                                                  $7,942         $5,098
  Adjustments to reconcile net income to
   net cash provided (used) by operating activities:
    Depreciation and amortization                              4,526          4,548
    Provision for losses on accounts receivable                  227            253
    (Gain) Loss on sales of fixed assets                         (27)          (143)
    Deferred compensation (ESOP)                                 608            608
    Deferred income taxes                                       (464)        (1,078)
    Changes in assets and liabilities providing
     (consuming) cash:
      Accounts receivable                                     (6,574)        (8,629)
      Inventories                                             (1,241)        (4,854)
      Prepaid expenses                                        (1,097)          (180)
      Accounts payable                                         3,211          3,814
      Accrued expenses and contingent liabilities              1,255          2,385
      Accrued income taxes payable                             2,570           (234)
      Other long-term liabilities                              1,056            210
                                                              -------        -------
 NET CASH PROVIDED BY OPERATING ACTIVITIES                    11,992          1,798

 CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
  Additions to property and equipment                         (6,036)        (3,727)
  Proceeds from sales of property and equipment                   61            399
  Acquisitions, net of cash acquired                                -        (4,128)
  Decrease (Increase) in other long-term assets                  323           (358)
  Unrealized translation gain (loss)                            (181)           291
                                                              -------        -------
 NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES             (5,833)        (7,523)

 CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
  Current borrowings                                           2,247            940
  Principal payments against long-term debt                   (1,714)        (1,674)
  Proceeds from issuance of common stock                       1,384          1,004
  Purchase of Common Stock                                    (4,609)              -
  Common stock and preferred stock dividends paid             (2,365)        (2,113)
                                                              -------        -------
 NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES             (5,057)        (1,843)
                                                              -------        -------
 NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS               1,102         (7,568)
 CASH AND EQUIVALENTS AT BEGINNING OF YEAR                    15,850         21,339
                                                              -------        -------
 CASH AND EQUIVALENTS AT END OF PERIOD                       $16,952        $13,771
                                                             =======        ========

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








REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors and Shareholders

Kysor Industrial Corporation:



We have reviewed the accompanying consolidated balance sheet of Kysor Industrial Corporation and Subsidiaries as of June 30, 1995, and the related consolidated statements of income and cash flows for the three-month and six-month periods ended June 30, 1995 and 1994. These financial statements are the responsibility of the company's management.



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


July 14, 1995



Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations




Results of Operations

          Kysor Industrial Corporation's sales and revenues for the second quarter 1995 were $95.3 million, up 24% from the $76.5 million reported for the same period in 1994. Net income for the second quarter of 1995 rose 55% to $4.6 million from $3.0 million reported for the same period last year. This equates to primary earnings per share of $.75 for the quarter ended June 30, 1995 compared to $.48 for the same period in 1994.

          The Transportation Products Group net sales increased 14%
to $43.7 million for the second quarter of 1995 compared to the $38.5 million reported in the same period a year ago. Operating profit for the Transportation Products Group for the second quarter 1995 increased
10% to $6.0 million from the $5.5 million reported for the same period in 1994. The Transportation Products Group has continued to take advantage of the strong medium- and heavy-duty truck markets. While incoming truck orders have softened during the second quarter, truck manufacturers' current backlogs should be sufficient to provide increased overall production levels in 1995.

          The Commercial Products Group net sales increased 36% to $51.0 million for the second quarter of 1995 compared to $37.6 million reported for the same period a year ago. Operating profit for the Commercial Products Group for the second quarter of 1995 increased
139% to $5.6 million from the $2.4 million reported for the same period in 1994. The German Commercial Refrigeration Operations have continued to sustain operating losses. The Company is exploring various options regarding this subsidiary and it is anticipated that a decision regarding the future of this European business will be made during the second half of 1995.

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

Liquidity and Capital Resources

          At June 30, 1995, the Company had cash and equivalents of $17.0 million compared to $15.9 million at December 31, 1994.
Additions to property, plant and equipment for the six-month period ended June 30, 1995, totaled $6.0 million compared to $3.7 million during the same period in 1994. Working capital is sufficient for current requirements.

          At June 30, 1995, the Company had no outstanding borrowings on its $20.0 million revolving line of credit.





                  KYSOR INDUSTRIAL CORPORATION
                FINANCIAL INFORMATION BY SEGMENT
                (Unaudited, amounts in thousands)

                                                 Quarter Ended             Six Months Ended
                                                    June 30,                    June 30,
                                             _____________________       _____________________

                                               1995         1994           1995         1994
                                             ________     ________       ________     ________

NET SALES
Commercial Products
 United States                                $46,636      $32,949        $88,264      $66,146
 Europe                                         4,391        4,680          9,714        7,184
                                             ________     ________       ________     ________

   Total Commercial Products                   51,027       37,629         97,978       73,330

Transportation Products
 United States                                 40,006       36,210         79,771       68,810
 Europe                                         3,713        2,244          7,051        3,973
                                             ________     ________       ________     ________


   Total Transportation Products               43,719       38,454         86,822       72,783
                                             ________     ________       ________     ________


NET SALES                                     $94,746      $76,083       $184,800     $146,113
                                             ________     ________       ________     ________
                                             ________     ________       ________     ________


OPERATING PROFIT

Commercial Products
 United States                                 $6,407       $2,639        $10,885       $5,652
 Europe                                          (773)        (284)        (2,045)        (973)
                                             ________     ________       ________     ________

  Total Commercial Products                     5,634        2,355          8,840        4,679

Transportation Products
 United States                                  5,752        5,424         11,742        9,769
 Europe                                           249           50            404          (31)
                                             ________     ________       ________     ________

   Total Transportation Products                6,001        5,474         12,146        9,738
                                             ________     ________       ________     ________


TOTAL OPERATING PROFIT                         11,635        7,829         20,986       14,417

Corporate Administrative Expense (Net)         (2,917)      (2,406)        (5,832)      (4,779)

Interest Expense                                 (435)        (502)          (922)      (1,040)
                                             ________     ________       ________     ________


INCOME BEFORE INCOME TAXES                     $8,283       $4,921        $14,232       $8,598
                                             ________     ________       ________     ________
                                             ________     ________       ________     ________






PART II.       OTHER INFORMATION


Item 1.   Legal Proceedings


          The Company is presently involved in various legal proceedings, including certain environmental proceedings, as described in Note 10, Contingent Liabilities, to the Financial Statements included in the Form 10-K and under the heading "Legal Proceedings" in the Form 10-K. Except as described in the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1995, there have been no material changes in the legal proceedings described in the Form 10-K.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS.


          On April 28, 1995, the Company held its 1995 Annual
Meeting of Shareholders. The purpose of the meeting was to elect three directors for three-year terms expiring in 1998. Three candidates nominated by management were elected by the shareholders to serve as directors of the Company at the meeting. The following sets forth the results of voting with respect to each candidate:

         Name of Candidate                 Shares Voted

     Stephen I. D'Agostino                   For:    5,843,336
                              Authority Withheld:       40,845

     Robert J. Ratliff                       For:    5,843,336
                              Authority Withheld:       40,845

     Frederick W. Schwier                    For:    5,838,647
                              Authority Withheld:       45,534

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following exhibits are filed as part of this report.

          11   Statement Regarding Computation of Earnings Per
		Share

          15   Letter from Coopers & Lybrand regarding unaudited
               Financial Statements

          27   Financial Data Schedule


     (b) There were no reports on Form 8-K filed by the registrant during the quarter ended June 30, 1995.















                             SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               KYSOR INDUSTRIAL CORPORATION



Date:   August 11, 1995     By     s\Terry M. Murphy

                                   Terry M. Murphy
                                   Vice President,
                                   Chief Financial Officer
				   (principal financial officer and duly
				    authorized signatory for registrant)





Date:   August 11, 1995     By     s\Robert L. Joseph

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