Form 10-Q
period 1995-09-30
KYSOR INDUSTRIAL CORP /MI/
filed 1995-11-08
CIK 202356

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)*
(x) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1995
or
( ) Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period
     from      to


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

Common stock, $1.00 par value, number of shares outstanding as of October 11, 1995:

5,579,260



                               KYSOR INDUSTRIAL CORPORATION
                              Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The interim financial data presented herein is unaudited but, in the opinion of the management, reflects all adjustments (none of which was other than a normal recurring adjustment) necessary for a fair presentation of such information.  Results for interim periods should not be considered indicative of results for a full year.  There were no undisclosed material unusual charges or credits to income during the quarter ended September
30, 1995 nor was there a change in independent accountants during the period.

                             Consolidated Statement of Income
                  (Unaudited, amounts in thousands except per share data)
                                                   Quarter Ended        Nine Months Ended
                                                   September 30,           September 30,
                                                1995        1994         1995         1994
                                            ___________ ___________  ____________ ____________
SALES AND REVENUES
Net sales                                   $   90,019  $   83,993   $   274,819  $   230,106
Interest and other revenues                        976         548         2,066        1,270
                                            ___________ ___________  ____________ ____________

TOTAL SALES AND REVENUES                        90,995      84,541       276,885      231,376
                                            ___________ ___________  ____________ ____________


COSTS AND EXPENSES
Cost of sales                                   69,108      64,381       211,055      177,529
Selling and administrative expenses             13,553      11,908        41,751       35,351
Interest expense                                   398         459         1,320        1,499
Other expenses                                     307         230           898          836
                                            ___________ ___________  ____________ ____________

TOTAL COSTS AND EXPENSES                        83,366      76,978       255,024      215,215
                                            ___________ ___________  ____________ ____________


INCOME BEFORE INCOME TAXES                       7,629       7,563        21,861       16,161
INCOME TAXES                                     2,995       3,230         9,285        6,730
                                            ___________ ___________  ____________ ____________

NET INCOME                                       4,634       4,333        12,576        9,431
DIVIDENDS ON PREFERRED STOCK
 (Net of income tax benefit)                       243         244           730          734
                                            ___________ ___________  ____________ ____________

EARNINGS APPLICABLE TO COMMON STOCK         $    4,391  $    4,089   $    11,846  $     8,697
                                            ___________ ___________  ____________ ____________
                                            ___________ ___________  ____________ ____________


PRIMARY EARNINGS PER COMMON SHARE           $     0.75  $     0.70   $      2.01  $      1.51
                                            ___________ ___________  ____________ ____________
                                            ___________ ___________  ____________ ____________

FULLY DILUTED EARNINGS PER COMMON SHARE     $     0.66  $     0.60   $      1.76  $      1.29
                                            ___________ ___________  ____________ ____________
                                            ___________ ___________  ____________ ____________

Primary weighted average common
 shares and equivalents                          5,835       5,818         5,900        5,758
                                            ___________ ___________  ____________ ____________
                                            ___________ ___________  ____________ ____________

Dividends declared per common share         $     0.15  $     0.13   $      0.45  $      0.38
                                            ___________ ___________  ____________ ____________
                                            ___________ ___________  ____________ ____________

The accompanying notes are an integral part of the financial statements.





                   KYSOR INDUSTRIAL CORPORATION AND SUBSIDIARIES
                            Consolidated Balance Sheet
                         (Unaudited, dollars in thousands)

                                                 September 30,  December 31,
                                                     1995           1994
                                                 ____________   ____________

CURRENT ASSETS
Cash and equivalents                                  $17,874        $15,850
Accounts receivable less $2,320 and
 $2,027 allowance for doubtful accounts                56,976         46,437
Finished goods inventory                                8,605          6,362
Work-in-process inventory                              10,729         10,039
Raw Material Inventory                                 18,098         19,864
Prepaid expenses                                        2,783          2,067
Deferred income tax charges                             7,054          7,202
                                                 ____________   ____________



TOTAL CURRENT ASSETS                                  122,119        107,821
                                                 ____________   ____________




PROPERTY, PLANT AND EQUIPMENT
Land                                                    3,313          2,612
Buildings                                              33,892         31,103
Machinery and equipment                                75,065         67,518
                                                 ____________   ____________

                                                      112,270        101,233
Less accumulated depreciation                          65,803         58,320
                                                 ____________   ____________


TOTAL PROPERTY, PLANT AND EQUIPMENT                    46,467         42,913
                                                 ____________   ____________



OTHER ASSETS
Goodwill, patents and other intangibles (net of
  amortization of $2,990 and $2,592)                    4,218          4,616
Cash value of officers' life insurance                 11,568         10,623
Deferred income tax charges                             6,576          5,383
Miscellaneous receivables and other assets              5,633          6,155
                                                 ____________   ____________


TOTAL OTHER ASSETS                                     27,995         26,777
                                                 ____________   ____________










TOTAL ASSETS                                         $196,581       $177,511
                                                 ____________   ____________
                                                 ____________   ____________



The accompanying notes are an integral part of the financial statements.

                   KYSOR INDUSTRIAL CORPORATION AND SUBSIDIARIES
                            Consolidated Balance Sheet
                                  (continued)
                          (Unaudited, dollars in thousands)
                                                 September 30,  December 31,
                                                     1995           1994
                                                 ____________   ____________


CURRENT LIABILITIES
Current maturities of long-term debt                  $10,987         $6,597
Accounts payable                                       22,128         21,122
Accrued income taxes payable                            5,867          1,095
Accrued expenses and contingent liabilities            30,474         27,831
                                                 ____________   ____________


TOTAL CURRENT LIABILITIES                              69,456         56,645

Long-term debt, less current maturities,
 plus guarantee of ESOP indebtedness                   26,538         30,394
Accumulated postretirement benefit obligation          13,531         13,037
Other long-term liabilities                            10,661          9,517
                                                 ____________   ____________


TOTAL LIABILITIES AND DEFERRED CREDITS                120,186        109,593
                                                 ____________   ____________



PREFERRED SHAREHOLDERS' EQUITY
Employee Stock Ownership Plan Preferred Stock,
 shares authorized 5,000,000; outstanding
 798,778 and 803,553 stated value of $24.375           19,470         19,587
Unearned deferred compensation under
 employee stock ownership plan                        (14,662)       (15,311)
                                                 ____________   ____________

TOTAL PREFERRED SHAREHOLDERS' EQUITY                    4,808          4,276
                                                 ____________   ____________


COMMON SHAREHOLDERS' EQUITY
Common stock, $1 par value, shares authorized
 30,000,000, outstanding 5,570,038
 and 5,640,881                                          5,570          5,641
Additional paid-in capital                              3,067          5,386
Retained earnings                                      62,782         53,443
Translation adjustment                                  1,226            807
Notes receivable-common stock
 78,122 and 96,705 shares                              (1,058)        (1,286)
Unearned deferred compensation under
 employee stock ownership plan                              -           (349)
                                                 ____________   ____________

TOTAL COMMON SHAREHOLDERS' EQUITY                      71,587         63,642
                                                 ____________   ____________


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $196,581       $177,511
                                                 ____________   ____________
                                                 ____________   ____________


KYSOR INDUSTRIAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited, amounts in thousands)
                                                                    Nine Months Ended
      		                                                      September 30,
                                                                     1995       1994

CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
Net income                                                          $12,576     $9,431
 Adjustments to reconcile net income to
  net cash provided (used) by operating activities:
   Depreciation and amortization                                      6,777      6,821
   Provision for losses on accounts receivable                          362        392
   (Gain) Loss on sales of fixed assets                                 (53)      (132)
   Deferred compensation (ESOP)                                         998        997
   Deferred income taxes                                             (1,045)    (1,963)
   Changes in assets and liabilities providing
    (consuming) cash:
     Accounts receivable                                            (10,901)   (16,425)
     Inventories                                                     (1,167)    (6,998)
     Prepaid expenses                                                  (716)      (392)
     Accounts payable                                                 1,298      7,176
     Accrued expenses and contingent liabilities                      2,642      4,355
     Accrued income taxes payable                                     6,097      1,692
     Other long-term liabilities                                      1,638        676

NET CASH PROVIDED BY OPERATING ACTIVITIES                            18,506      5,630

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
 Additions to property, plant and equipment                                 (9,412)    (5,524)
 Proceeds from sales of property, plant and equipment                           72        185
 Acquisitions, net of cash acquired                                        -    (4,128)
 Decrease (Increase) in other long-term assets                         (424)    (1,035)
 Unrealized translation gain (loss)                                    (120)       536

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                     (9,884)    (9,966)

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
 Current borrowings                                                   3,200      1,268
 Principal payments against long-term debt                           (2,666)    (2,521)
 Proceeds from issuance of common stock                               2,620      1,399
 Purchase of Common Stock                                            (5,777)      (234)
 Common stock and preferred stock dividends paid                     (3,975)    (3,622)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                     (6,598)    (3,710)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                       2,024     (8,046)

CASH AND EQUIVALENTS AT BEGINNING OF YEAR                            15,850     21,339

CASH AND EQUIVALENTS AT END OF PERIOD                               $17,874    $13,293

The accompanying notes are an integral part of the financial statements.

<F1>
Notes to the financial statements

Note A - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the fiscal year ended
December 31, 1994.







REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors and Shareholders

Kysor Industrial Corporation:



We have reviewed the accompanying consolidated balance sheet of Kysor Industrial Corporation and Subsidiaries as of September 30, 1995, and the related consolidated statement of income for the three-month and nine-month periods ended September 30, 1995 and 1994 and the consolidated statement of cash flows for the nine-month periods ended September 30, 1995 and 1994. These financial statements are the responsibility of the company's management.



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


October 18, 1995




Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations




Results of Operations

          Kysor Industrial Corporation's sales and revenues for the third quarter 1995 increased to $91.0 million, from the $84.5 million reported for the same period in 1994. Net income for the third quarter of 1995 rose 7% to $4.6 million from $4.3 million reported for the same period last year. This equates to primary earnings per share of $.75 for the quarter ended September 30, 1995 compared to $.70 for the same period in 1994.

          The Transportation Products Group net sales were down
5% to $37.0 million for the third quarter of 1995 compared to the $39.0 million reported in the same period a year ago. Operating profit for the Transportation Products Group for the third quarter 1995 decreased
16% to $4.6 million from the $5.5 million reported for the same period in 1994. The Transportation Products Group backlog is beginning to reflect a downturn in incoming orders in the heavy-duty truck market, although truck manufacturers' current backlogs should be sufficient to provide increased overall production levels in 1995.

          The Commercial Products Group net sales increased
18% to $53.0 million for the third quarter of 1995 compared to $44.9 million reported for the same period a year ago. Operating profit for the Commercial Products Group for the third quarter of 1995 increased
24% to $6.3 million from the $5.0 million reported for the same period in 1994. In October 1995, the Company announced its decision to exit the commercial refrigeration operations located in Limburg, Germany by year end. It is anticipated that although costs to exit the German operations will be significant, the Company will obtain a U.S. tax benefit offsetting all of the anticipated exit costs.

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

Liquidity and Capital Resources

          At September 30, 1995, the Company had cash and equivalents of $17.9 million compared to $15.9 million at December 31, 1994. Additions to property, plant and equipment for the nine-month period ended September 30, 1995, totaled $9.4 million compared to $5.5 million during the same period in 1994. Management believes working capital is sufficient for current requirements.

          At September 30, 1995, the Company had no outstanding borrowings on its $20.0 million revolving line of credit.



                  KYSOR INDUSTRIAL CORPORATION
                FINANCIAL INFORMATION BY SEGMENT
                (Unaudited, amounts in thousands)

                                                 Quarter Ended             Nine Months Ended
                                                 September 30,               September 30,
                                             _____________________       _____________________

                                               1995         1994           1995         1994
                                             ________     ________       ________     ________

NET SALES
Commercial Products
 United States                                $49,626      $40,844       $137,890     $106,990
 Europe                                         3,368        4,104         13,082       11,288
                                             ________     ________       ________     ________

   Total Commercial Products                   52,994       44,948        150,972      118,278

Transportation Products
 United States                                 33,725       36,677        113,496      105,487
 Europe                                         3,300        2,368         10,351        6,341
                                             ________     ________       ________     ________


   Total Transportation Products               37,025       39,045        123,847      111,828
                                             ________     ________       ________     ________


NET SALES                                     $90,019      $83,993       $274,819     $230,106
                                             ________     ________       ________     ________
                                             ________     ________       ________     ________


OPERATING PROFIT

Commercial Products
 United States                                 $6,961       $5,001        $17,846      $10,653
 Europe                                          (700)          32         (2,745)        (941)
                                             ________     ________       ________     ________

  Total Commercial Products                     6,261        5,033         15,101        9,712

Transportation Products
 United States                                  4,281        5,405         16,023       15,174
 Europe                                           276           45            680           14
                                             ________     ________       ________     ________

   Total Transportation Products                4,557        5,450         16,703       15,188
                                             ________     ________       ________     ________


TOTAL OPERATING PROFIT                         10,818       10,483         31,804       24,900

Corporate Administrative Expense (Net)         (2,791)      (2,461)        (8,623)      (7,240)

Interest Expense                                 (398)        (459)        (1,320)      (1,499)
                                             ________     ________       ________     ________


INCOME BEFORE INCOME TAXES                     $7,629       $7,563        $21,861      $16,161
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

          11   Statement Regarding Computation of Earnings
		Per Share

          15   Letter from Coopers & Lybrand regarding
		unaudited Financial Statements

          27   Financial Data Schedule


     (b) There were no reports on Form 8-K filed by the registrant during the quarter ended September 30, 1995.





                             SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               KYSOR INDUSTRIAL CORPORATION



Date:   November 3, 1995   By     s\Terry M. Murphy

                                   Terry M. Murphy
                                   Vice President,
                                   Chief Financial Officer
				   (principal financial officer and duly
				    authorized signatory for registrant)





Date:   November 3, 1995   By     s\Robert L. Joseph

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