Form 10-K
period 1995-12-31
KYSOR INDUSTRIAL CORP /MI/
filed 1996-03-22
CIK 202356

SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549
                   F O R M  10 - K


  X  Annual Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 For the Fiscal Year
     Ended December 31, 1995.
                          OR
     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the
     Transition Period from
                 to


            Commission File Number 1-8973

             KYSOR INDUSTRIAL CORPORATION
(Exact name of registrant as specified in its charter)

               Michigan                      38-1909000
(State or other jurisdiction of    (IRS employer identification
  incorporation or organization)              number)

           One Madison Avenue,
           Cadillac, Michigan                      49601-9785
(Address of principal executive offices)           (Zip Code)

                    (616) 779-2200
   ( Registrant's telephone number, including area code:)

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

  The aggregate market value of the voting stock held by nonaffiliates* of the registrant as of March 1, 1996:

               Common Stock      $126,685,104

*For purposes of this response, the Kysor Industrial
Corporation Employee Stock Ownership Plan, which owns
318,580 shares of Common Stock and 797,517 shares of Series A Preferred Stock, is considered to be an affiliate of Kysor Industrial Corporation.

  Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date: 5,714,857 shares of Common
Stock, $1 par value, as of March 1, 1996.

Documents Incorporated by Reference


Part III, Items 10 through 13      Parts of the registrant's definitive Proxy
                                   Statement for its April 26, 1996 Annual
                                   Meeting of Shareholders





                      PART I




Item 1.   BUSINESS


     (a)  General Development of Business.

          Kysor Industrial Corporation ("Kysor", the
"Company" or the "Registrant") is a Michigan corporation. It is the successor to a Delaware corporation of the same name organized in 1970 and also previously a Michigan corporation of the same name originally organized in 1925.

          In February 1994, Kysor acquired Kalt Manufacturing Co., Inc. (Kalt), located in Portland, Oregon and Goodyear, Arizona. Kalt manufactures walk-in coolers and panels for the supermarket, convenience store, and food service industries.

          In October 1995, Kysor acquired Cooler
Technologies, Inc. (Cool-Tech), located in Puyallup, Washington.
Cool-Tech manufactures insulated panels and doors for the supermarket and food service industries.

          In October 1995, Kysor acquired Bangor
Refrigeration Company (Bangor), located in South Bend, Indiana.
Bangor manufactures specialty refrigerated display cases and walk-in coolers for grocery stores, convenience stores and the food service industry.

          In December 1995, Kysor entered into an agreement to purchase 24.255% of the outstanding shares of Austral
Refrigeration Pty. Ltd. (Austral), headquartered in Sydney,
Australia.  Austral manufactures display cases.

          In December 1995, Kysor entered into a lease for a 60,000 sq. ft. manufacturing facility located in Piney Flats, Tennessee. The facility will be used to manufacture insulated panels for the supermarket and convenience store industries.

          In December 1995, Kysor sold the assets of its German subsidiary, Kysor/Warren Refrigeration GmbH, located in
Limburg, Germany.
     (b)  Segment Information.

          Kysor's operations include two segments:
commercial products and transportation products. Operations in the commercial products segment design, manufacture and market refrigerated display cases, energy control systems, refrigerated building systems, and insulated panels and doors. Operations in the transportation products segment design, manufacture and market engine performance systems, engine protection systems, heating and air-conditioning systems, and components and accessories for heavy-duty trucks, other commercial vehicles and marine equipment. Financial information related to the industry segments is included in Part II, Item 8, Financial Statements and Supplementary Data, under Note 12 - Segment Information - in the Notes to Consolidated Financial Statements.

     (c)  Narrative Description of Business.

          At December 31, 1995, Kysor had approximately
2,500 employees. Information as of December 31, 1995 concerning Kysor's two industry segments is presented below.
Certain financial information related to the individual industry segments is incorporated in response to Item 1(b) above.

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


     Commercial Products


          The principal products of the commercial products group include supermarket refrigerated display cases, condensing units, and insulated panels and doors for refrigerated building systems and walk-in coolers. The principal markets for Kysor's commercial products group include supermarkets, convenience stores, food processors and restaurants. Refrigerated display equipment, refrigerated building systems, and sundry food store, food processing and restaurant equipment are sold directly to supermarkets and convenience stores, as well as through independent commercial refrigeration distributors.

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

          There are no significant seasonal factors for the business of this group. Backlogs at year-end 1995 were approximately $70.0 million compared to $55.8 million in 1994 and no material portion of this business is subject to renegotiation or termination by the government. There are no working capital requirements peculiar to this industry segment.

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

          The commercial products group generated $29.0 million of sales and revenues from one customer in the year ended
December 31, 1993. No single customer generated in excess of 10 percent of consolidated sales and revenues in 1994 and 1995.

     Transportation Products


          The principal products of this group include engine-performance systems consisting of radiator shutters, fan clutches and plastic fans, engine-protection systems consisting of various engine-monitoring devices, truck fuel tanks, marine instruments and heating, ventilating, and air-conditioning systems for commercial vehicles. The principal markets for Kysor's transportation products group are original equipment manufacturers of such vehicles as medium- and heavy-duty trucks, buses, off-highway equipment and the marine industry.
The majority of the group's sales are made directly to manufacturers. Additionally, Kysor utilizes a network of independent distributors to provide aftermarket and replacement parts service to end users.

          The basic raw materials used by Kysor in this group are steel, brass, copper, aluminum, plastics and a variety of purchased electronic components which are widely available in adequate quantities from a number of sources.

          Kysor holds or is licensed under a number of patents and trademarks relating to its transportation products. While none of these patents or trademarks is considered individually to be of material value, collectively these patents and trademarks are important to the business of the transportation products group.

          There are no significant seasonal factors for the
business of this group. Backlogs at year-end 1995 were approximately $23.7 million compared to $31.0 million in 1994 and no material portion of this business is subject to renegotiation or termination by the government. There are no working capital
requirements peculiar to this industry segment.   The
Transportation Products Group generated $32.1 million and $27.3 million of sales and revenues from one customer in the years ended December 31, 1994 and 1993 respectively. No single customer generated in excess of 10 percent of consolidated sales and revenues in 1995.

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


     (d)  Financial Information About Foreign and Domestic
          Operations and Export Sales

          This information is included in Part II, Item 8 - Financial Statements and Supplementary Data - in Note 12 to the Consolidated Financial Statements. The "Financial Information by Segment" does not include separately reported export sales because they are not significant.


Item 2.   PROPERTIES


          Kysor and its subsidiaries owned or leased the following offices and manufacturing facilities as of December 31, 1995:


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

  Conyers           Plant & office; 480,000       Owned in fee simple
                    sq. ft. on 50-acre site

  Columbus          Plant & office; 295,826       Owned in fee simple
                    sq. ft. on 22.7-acre site

Texas:

  Fort Worth        Plant & office; 100,162       Owned in fee simple
                    sq. ft. on 11-acre site

Oregon:

  Portland          Plant & office; 84,000        Owned in fee simple
                    sq. ft. on 5.65-acre site

Arizona:

  Goodyear          Plant & office; 50,000        Leased
                    sq. ft. on 5.0-acre site

Indiana:

  South Bend        Plant & office; 90,000        Owned in fee simple
                    sq. ft. on 4.0-acre site

Washington:

  Pyuallup          Plant & office; 40,000        Owned in fee simple
                    sq. ft. on 2.0-acre site

Tennessee:

  Piney Flats       Plant & office; 60,000        Leased
                    sq. ft. on 10.0-acre site


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

  Cadillac          Plant, warehouse & office;    Owned in fee simple
                    131,426 sq. ft. on 12.4-
                    acre site

  Spring            Plant & office; 80,000 sq.    Owned in fee simple
   Lake             ft. on 8.1-acre site

  Rothbury          Plant, warehouse & office;    Owned in fee simple
                    18,543 sq. ft. on 3.4-acre
                    site

  Walker            Plant & office; 49,188        Owned in fee simple
                    sq. ft. on 3-acre site

  White             Plant & office; 42,000 sq.    Owned in fee simple
   Pigeon           ft. on 5-acre site

North Carolina:

  Charlotte         Plant & office; 91,150        Owned in fee simple
                    sq. ft. on 3.5-acre site

South Wales:

  Hengoed           Plant & office; 50,000        Leased
                    sq. ft.

England:

  Nailsworth        Plant & office; 15,000        Leased
                    sq. ft.

South Korea:

  Changwon          Plant & office; 8,200         Leased
                    sq. ft.

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

Item 3.   LEGAL PROCEEDINGS.

          As previously reported, the Company is involved in the following legal proceedings:

          The Company is involved in a U.S. EPA environmental proceeding with respect to a site in Cadillac, Michigan. The description of such proceeding is set forth in Part II, Item 8, Financial Statements and Supplementary Data, in Note 10 to the
Consolidated Financial Statements. In addition, the Company and other parties have received a demand from U.S. EPA for the reimbursement of response costs incurred by EPA at the Kysor site and the Northernaire site in Cadillac, Michigan. These sites are included in the remedial action described in Note 10.
The total amount of EPA's claim is approximately $3.5 million. The Northernaire site costs are approximately
$2.9 million. U.S. EPA has never previously asserted a claim against the Company for Northernaire related costs, and the Company believes that it has valid defenses concerning the Northernaire costs. The Kysor site costs are approximately $670,000. The Company believes that it has valid defenses concerning a portion of the Kysor site costs. The Company is continuing its evaluation of EPA's claim and the applicable defenses.


          On March 30, 1993, the Company received a notification from the MDNR that it has been named as a PRP with respect to a site commonly referred to as the SCA Independent Landfill Superfund Site, located in Muskegon County, Michigan. The notice alleges that the Company, together with numerous other parties, was an owner, generator or transporter of waste materials deposited at the site. The PRP notice requests the Company and the other named PRPs to conduct a Remedial Investigation and Feasibility Study ("RI/FS") to determine the extent of contamination at the site, and seeks recovery of investigative costs expended by the MDNR to date. No significant discovery has taken place with respect to this matter. On September 30, 1993, SC Holdings, Inc. signed an Administrative Order By Consent For Response Activity with the MDNR. The remaining named PRPs (including the Company) have been negotiating with SC Holdings, Inc. to arrive at terms for an acceptable Participation Agreement among the presently named PRPs.

          The U.S. EPA has identified three past or present divisions of Kysor as de minimis PRPs at the Thermo Chem
Superfund Site in Muskegon, Michigan. This proceeding is described in Part II, Item 1 of the Company's Form 10-Q Quarterly Report filed with the Commission on November 14, 1994 and that description is here incorporated by reference. The Company recently agreed to participate with other PRPs to fund remedial activities at the site. Under that agreement, the Company will be responsible for approximately .83 percent of the costs incurred in connection with the remediation. The referenced percentage is subject to change as parties join or leave the group facilitating the cleanup. The anticipated cost associated with Kysor's liability has previously been accrued.

          Other contingent liabilities include various legal actions, proceedings and claims which are pending or which may be instituted or asserted in the future against the Company. Litigation is subject to many uncertainties, the outcome of individual matters is not predictable with assurance and it is reasonably possible that some of these other legal actions, proceedings and claims could be decided unfavorable to the Company. Although the liability with regard to these matters at December 31, 1995 cannot be ascertained, it is the opinion of management, after conferring with counsel, that any liability resulting from these other matters should not materially affect the consolidated financial position, results of operation or liquidity of the Company and its subsidiaries at December 31, 1995.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          Not applicable.



                       PART II


Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.


          As of March 1, 1996, Kysor Industrial Corporation had a total of 5,714,857 shares of Common Stock issued and outstanding and 1,237 shareholders of record. A large number of shares are held by brokerage firms and banks for the benefit of other shareholders in all 50 states of the United States and several foreign countries. In addition, the Corporation had 797,517 shares of Series A Convertible Voting Preferred Stock outstanding, all of which are owned by the Kysor Industrial Corporation Employee
Stock Ownership Plan.

          The annual Common dividends declared amounted to $.60 and $.51 per share during 1995 and 1994, respectively. The quarterly rate was $.12 for the first quarter of 1994 and $.13 per share for the last three quarters of 1994. The quarterly rate was $.15 for all four quarters of 1995.

          Kysor Industrial Corporation's common stock is traded on the New York Stock Exchange under the trading symbol KZ. A quarterly summary of the high and low sales price of its common stock and dividends declared is as follows:



                           1995                     1994

                      Dividends                   Dividends
                      Declared    High     Low    Declared    High     Low


First Quarter             $.15    23.875   20      $.12       18      15.50
Second Quarter             .15    21.75    20       .13       18      15
Third Quarter              .15    24.25    20.25    .13       20.75   17.25
Fourth Quarter             .15    25.25    20.875   .13       22.375  20





KYSOR INDUSTRIAL CORPORATION AND SUBSIDIARIES
(Dollars in Thousands except per share data)
                                                       1995      1994      1993      1992      1991

OPERATING RESULTS
Commercial Products Sales                           $ 207,215 $ 164,606 $ 151,158 $ 156,243 $ 127,452
Transportation Products Sales                         154,325   147,907   121,449   105,931    96,191
  Net Sales                                           361,540   312,513   272,607   262,174   223,643
Other Revenues                                          2,762     1,866     1,251     1,623     1,255
Total sales and revenues                              364,302   314,379   273,858   263,797   224,898

Commercial Products Operating Profit                   22,631    15,040    17,077    19,753     9,663
Transportation Products Operating Profit               20,605    20,138    14,283     9,163     4,751
Total Operating Profit                                 43,236    35,178    31,360    28,916    14,414

Interest Expense                                        1,594     1,961     2,162     2,595     3,748
Income Before Tax & Actg. Change                       19,544    21,325    18,008    16,027       (66)
Income (Loss) before Actg. Change                      17,429    13,275    10,098     9,127      (726)
Accounting Change                                                         (7,628)
Net Income (Loss)                                      17,429    13,275     2,470     9,127      (726)
Earnings (Loss) Applicable to Common Stock             16,442    12,295     1,487     8,077    (1,779)
                                                     _____________________________________________
EARNINGS (LOSS) PER COMMON SHARE AND DIVIDENDS
Before Accounting Change from Continuing Operations     $2.78     $2.12     $1.62     $1.52    ($0.35)
Net Earnings (Loss)                                      2.78      2.12      0.27      1.52     (0.35)
Dividends Declared                                       0.60      0.51      0.44      0.40      0.55
                                                     _____________________________________________
FINANCIAL INFORMATION
Current Assets                                        108,436   107,821    93,210    80,515    74,668
Working Capital                                        52,640    51,176    45,062    41,609    40,115
Property, Plant and Equipment                          48,561    42,913    42,823    41,898    45,760
Capital Expenditures                                   13,655     8,485     8,653     3,919     4,956
Depreciation & Amortization                             8,384     8,979     7,654     7,650     7,713
Intangible Assets                                       5,327     4,616     2,806     3,046     3,365
Total Assets                                          186,973   177,511   156,455   135,850   133,010
Long-Term Debt                                         26,028    30,394    33,673    36,521    45,540
Retained Earnings                                      66,531    53,443    43,997    44,908    38,914
Shareholders' Equity                                   80,235    67,918    54,693    52,905    44,572
                                                     _____________________________________________
FINANCIAL RATIOS
Current Ratio                                             1.9       1.9       1.9       2.1       2.2
Debt to Invested Capital                                 24.5%     30.9%     38.1%     40.8%     50.5%
Net Income Return on Beginning Equity                    25.7%     24.3%      4.7%     20.5%    (1.5%)
Pretax Income Coverage of Interest and Preferred Divi     7.2       7.0       5.8       4.8       1.0
                                                     _____________________________________________
OTHER
Price Range of Common Stock - High                    $25.250   $22.375    $21.75   $19.125    $12.75
                            -  Lo                      $20.00    $15.00    $14.50    $6.875     $5.75
Number of Shareholders                                  1,236     1,294     1,396     1,429     1,432
Net Outstanding Common Shares                        5,639,028 5,640,881 5,467,840 5,332,201 5,151,186

This summary should be read in conjunction with the consolidated financial statements and notes thereto.





Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

Results of Operation

          Comparison of 1995 and 1994 Kysor Industrial
Corporation's total sales and revenues in 1995 were $364.3 million, up 15.9% from 1994. The Commercial Products Group sales increased
25.9% to $207.2 million.  The increase is largely due to the realization
of additional sales volume by all divisions in the group.   With the
exception of Kysor/Warren Refrigeration, GmbH, all business units within this group recorded year-over-year increases in sales as a result of geographic expansion and expanded product lines. Despite a downturn in heavy-duty truck builds during the fourth quarter of 1995, the Transportation Products Group sales increased 4.3% to $154.3 million. This was mainly due to increased market penetration and expanded production facilities in the United Kingdom and South Korea.

          Total Company operating profits increased to $43.2 million, or 12.0% of sales in 1995, from $35.2 million, or 11.3% of sales, in 1994. The increase in profitability resulted largely from increases in
sales volume and productivity improvements at most locations.   Sales
per employee grew from $135,000 in 1994 to $146,000 in 1995.   In
addition, despite a decline in the Class-8 truck market during the fourth quarter, the transportation group was able to maintain approximately the same level of operating profit as a percentage of sales.

          Interest and other revenues increased to $2.8 million in 1995, up from $1.9 million in 1994 due to an increase in the average balance of cash and cash equivalents during the year and a rise in royalties from an Australian licensee. Interest expense was down $367,000 as a result of lower average debt outstanding during 1995.

          The Company is presently involved in certain environmental proceedings with respect to soil and groundwater contamination in Cadillac, Michigan, as described in Note 10, Contingent Liabilities. In addition, as disclosed in Note 10, the Company is involved in various other legal proceedings, including certain proceedings involving allegedly contaminated sites to which the Company has been named a potentially responsible party ("PRP") under the Federal Superfund law or comparable state law. Although discovery in certain of these proceedings has not been completed, subject to the contingencies discussed in Note 10, management does not believe, based on the information presently available to it, that the ultimate aggregate cost to the Company of such proceedings would have a material adverse effect on its financial condition, results of operations, or liquidity.

          Net income was $17.4 million in 1995, up 30.8% from $13.3 million in 1994. Primary earnings per share increased to $2.78 in 1995 compared to $2.12 in 1994.

          Comparison of 1994 and 1993 Kysor Industrial
Corporation's total sales and revenues were $314.4 million, up 14.8% from 1993. Net income, before an accounting change for postretirement benefits, was $13.3 million compared to $10.1 million reported in 1993. Primary earnings per share were $2.12 in 1994 compared to $1.62 in 1993, before the effect of an accounting change for postretirement benefits. The increase in sales and net income in 1994 resulted from additional unit sales volume associated with the record build year for North American Class-8 trucks and Kysor's increased market penetration. An additional factor was the positive impact of the purchase of Kalt Manufacturing Company, Inc. (renamed Kysor/Kalt) in February 1994.

          International Operations Kysor had two foreign manufacturing subsidiaries which were operational at the end of 1995 - Kysor/Europe and Kysor/Asia, Ltd. - both of which are part of the Transportation Products Group.

          Kysor/Europe, serving the European commercial vehicle market with manufacturing operations in Hengoed, South Wales, and Nailsworth, England, experienced a 58.5% increase in sales in 1995 compared to 1994 following a 45.6% year-over-year increase in 1994. The increase in sales is due to sales of polymer engine fans which Kysor/Europe began to manufacture in 1994, and continued improvement in the European truck and off-highway markets. The improvement in sales and cost-containment programs allowed Kysor/Europe to report operating profits of $1.1 million in 1995 compared to $110,000 in 1994 and operating losses of $412,000 in 1993.

          Kysor/Asia, Ltd. commenced operations in the first quarter of 1995 and began to ship products to customers during the third quarter. The subsidiary, located in Changwon, South Korea, manufactures injection molded polymer engine fans for the Far East commercial vehicle market.

          On December 14, 1995, Kysor sold the assets of its German subsidiary, Kysor/Warren Refrigeration, GmbH, in exchange for the assumption by the buyer of certain liabilities associated with that subsidiary. After several years of operating losses, the operation was sold to existing German management. The transaction resulted in a
loss on disposition of $9.3 million.   In addition, a tax benefit of $8.8
million was recognized. As a result of this transaction, this operation will no longer have a negative impact on future earnings.

Liquidity and Capital Resources

          Net cash generated from operations was $32.9 million in 1995 compared in $13.9 million in 1994. Net working capital increased to $52.6 million at December 31, 1995 from $51.2 million at December 31, 1994. The increase in cash provided by operations is due mainly to changes in accounts receivable and inventory. In 1994, accounts receivable and inventory increased from 1993 by 29.1% and 27.7%, respectively, and in 1995 these two items decreased from the prior year by 1.5% and 5.1%, respectively. Inventory turns increased from 1994 to 1995 due to the decrease in inventory and the rise in sales volume.

          Net cash used by financing activities increased to $17.1 million in 1995, up from $5.4 million in 1994. The major reason for the increase was debt principal payments which went from $3.3 million in 1994 to $14.0 million in 1995. This increase was due to repayment of debt assumed as a part of acquisitions as well as debt related to the disposition of Kysor/Warren Refrigeration, GmbH. In addition, Kysor's stock repurchase program resulted in the Company purchasing $5.8 million of its own common stock in 1995 compared to $493,000 in 1994.

          Included in the assets of the Company are deferred income tax charges of $15.4 million. This asset represents the future tax effect of temporary differences between financial reporting and tax laws and regulations. The temporary differences are expected to reverse in future years resulting in the asset being realized. This is supported by the historical profitability of the Company which the Company believes will continue in the future.

          The Company's long-term debt to invested capital ratio decreased to 24.5% at December 31, 1995 from 30.9% at December
31, 1994. At December 31, 1995, the Company had current maturities of long-term debt amounting to $4.9 million. All temporary borrowings are executed under a $20 million, long-term, revolving credit facility of which none was utilized at December 31, 1995.

          Kysor's philosophy is that long-term debt, properly utilized, can contribute to the sustained long-term growth of the Company. In furtherance of this philosophy, the Company will use long-term debt to the point financial flexibility is preserved and undue financial risk is not incurred. The Company's long-term objective is to maintain debt at less than 40% of total capitalization.

          Capital expenditures during 1995 were financed through internally generated funds. The Company's capital expenditures for the year were $13.7 million and related primarily to the replacement and improvement of manufacturing equipment. Depreciation and amortization were $8.4 million for 1995. Capital expenditures, depreciation and amortization are expected to increase during 1996.
The Company has paid uninterrupted dividends since 1936. Common dividends declared in 1995 were $3.4 million compared to $2.8 million in 1994. On February 14, 1996, the Company purchased 24.255% of the outstanding shares of Austral Refrigeration Pty. Ltd (Austral), headquartered in Sydney, Australia. Austral is the parent company of Kysor/Warren Australia Pty. Ltd. which has been a licensee and manufacturer of Kysor refrigerated display cases for over 25 years.
Also included as a part of Austral is a group of businesses that perform installation and maintenance of refrigeration products throughout Australia and other Asian markets.

          The Company believes that, subject to the contingencies described in Note 10, existing cash balances, anticipated cash flows from operations, available borrowing on the revolving line of credit, and other potential sources of borrowing are sufficient to meet its short- and long-term liquidity and capital resource needs.



ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.





REPORT OF INDEPENDENT ACCOUNTANTS





To the Shareholders
Kysor Industrial Corporation
Cadillac, Michigan



We have audited the accompanying consolidated balance sheet of Kysor Industrial Corporation and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.



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



In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kysor Industrial Corporation and Subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



As discussed in Note 7 to the consolidated financial statements, effective January 1, 1993, the Corporation changed its method of accounting for postretirement benefits other than pensions.



By   s\COOPERS & LYBRAND L.L.P.

Coopers & Lybrand L.L.P.



Detroit, Michigan

January 30, 1996



KYSOR INDUSTRIAL CORPORATION
Consolidated Statement of Income
(Amounts in thousands, except per share data)
                                                Years Ended December 31,
                                              1995        1994        1993

SALES AND REVENUES
Net sales                                    361,540     312,513     272,607
Interest and other revenues                    2,762       1,866       1,251
TOTAL SALES AND REVENUES                     364,302     314,379     273,858

COSTS AND EXPENSES
Cost of sales                                275,663     240,506     207,203
Selling and administrative expenses           55,991      48,685      44,460
Interest expense                               1,594       1,961       2,162
Loss of disposition of foreign operation       9,335           -           -
Other expenses                                 2,175       1,902       2,025
TOTAL COSTS AND EXPENSES                     344,758     293,054     255,850

INCOME BEFORE INCOME TAXES AND
ACCOUNTING CHANGE                             19,544      21,325      18,008
INCOME TAXES                                   2,115       8,050       7,910

INCOME BEFORE ACCOUNTING CHANGE               17,429      13,275      10,098
Cumulative effect of change in accounting
for postretirement benefits (net of income
tax benefit of $4,435)                             -           -      (7,628)
NET INCOME                                    17,429      13,275       2,470

DIVIDENDS ON PREFERRED STOCK (Net of income
 tax benefit of $580, $598 and $601)             987         980         983

EARNINGS APPLICABLE TO COMMON STOCK           16,442      12,295       1,487

EARNINGS (LOSS) PER COMMON SHARE
PRIMARY -  BEFORE ACCOUNTING CHANGE             2.78        2.12        1.62
                    - ACCOUNTING CHANGE           -           -        (1.35)
                    - NET EARNINGS              2.78        2.12         .27

FULLY DILUTED - BEFORE ACCOUNTING CHANGE        2.42        1.81        1.38
                   - ACCOUNTING CHANGE            -           -        (1.35)
                   - NET EARNINGS               2.42        1.81         .03

Weighted average common shares and
equivalents                                    5,914       5,798       5,636

Dividends declared per common share              .60         .51         .44

The accompanying notes are an integral part of the consolidated financial statements.


KYSOR INDUSTRIAL CORPORATION
Consolidated Balance Sheet
(Dollars in thousands, except per share data)
                                                             December 31,
                                                          1995         1994

ASSETS
CURRENT ASSETS
Cash and equivalents                                       16,942       15,850
Accounts receivable, less $2,211 and $2,027 allowance
for doubtful accounts                                      45,733       46,437
Finished goods inventory                                    5,391        6,362
Work in process inventory                                   9,404       10,039
Raw material inventory                                     19,621       19,864
Prepaid expenses                                            2,485        2,067
Deferred income taxes                                       8,860        7,202
TOTAL CURRENT ASSETS                                      108,436      107,821

PROPERTY, PLANT AND EQUIPMENT
Land                                                        3,243        2,612
Buildings                                                  32,042       31,103
Machinery and equipment                                    75,794       67,518
                                                          111,079      101,233
Less accumulated depreciation                              62,518       58,320
TOTAL PROPERTY, PLANT AND EQUIPMENT                        48,561       42,913

OTHER ASSETS
Goodwill, patents and other intangibles, net of
amortization of 3,169 and 2,592                             5,327        4,616
Cash value of officers' life insurance                     11,644       10,623
Deferred income taxes                                       6,576        5,383
Miscellaneous receivables and other assets                  6,429        6,155
TOTAL OTHER ASSETS                                         29,976       26,777

TOTAL ASSETS                                              186,973      177,511

LIABILITIES
CURRENT LIABILITIES
Current maturities of long-term debt                        4,931        6,597
Accounts payable                                           21,150       21,122
Accrued income taxes payable                                    -        1,095
Accrued expenses and contingent liabilities                29,715       27,831
TOTAL CURRENT LIABILITIES                                  55,796       56,645

Long-term debt, less current maturities,  plus
guarantee of ESOP indebtedness                             26,028       30,394
Accumulated postretirement benefit obligation              13,729       13,037
Other long-term liabilities                                11,185        9,517
TOTAL LIABILITIES AND DEFERRED CREDITS                    106,738      109,593

PREFERRED SHAREHOLDERS' EQUITY
Employee Stock Ownership Plan Preferred Stock, shares
authorized 5,000,000                                       19,440       19,587
Unearned deferred compensation under employee stock
owership plan                                             (14,447)     (15,311)
TOTAL PREFERRED SHAREHOLDERS' EQUITY                        4,993        4,276

COMMON SHAREHOLDERS' EQUITY
Common stock, $1 par value, shares authorized
30,000,000: outstanding 5,639,028 and 5,640,881             5,639        5,641
Additional paid-in capital                                  3,645        5,386
Retained earnings                                          66,531       53,443
Translation adjustment                                        483          807
Notes receivable-common stock 78,009 and 96,705 shares     (1,056)      (1,286)
Unearned deferred compensation under employee stock
owership plan                                                   -         (349)
TOTAL COMMON SHAREHOLDERS' EQUITY                          75,242       63,642

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                186,973      177,511

KYSOR INDUSTRIAL CORPORATION
 CONSOLIDATED STATEMENT OF CASH FLOWS
(Amounts in thousands)
                                                Years Ended December 31,
                                                  1995     1994     1993
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
Net income                                      $17,429  $13,275   $2,470
 Adjustments to reconcile net income to
  net cash provided (used) by operating activities:
   Cumulative effect of change in accounting for
    Postretirement Benefits (net of tax benefits)     -        -    7,628
   Depreciation and amortization                  8,384    8,979    7,654
   Provision for losses on accounts receivable      388      807      544
   (Gain) Loss on sales of fixed assets             (81)    (224)       7
   Deferred compensation (ESOP)                   1,213    1,213    1,212
   Deferred income taxes                         (2,851)  (2,288)  (1,275)
   Changes in assets and liabilities providing
    (consuming) cash:
     Accounts receivable                          2,571   (8,778)  (4,442)
     Inventories                                  3,496   (6,827)   6,026
     Prepaid expenses                              (356)    (792)     174
     Accounts payable                            (1,784)   5,391     (153)
     Accrued expenses and contingent liabilities  1,455    1,916    4,495
     Accrued income taxes payable                   695       37    1,781
     Other long-term liabilities                  2,359    1,178    1,467

NET CASH PROVIDED BY OPERATING ACTIVITIES        32,918   13,887   27,588

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
 Additions to property and equipment            (13,655)  (8,485)  (8,653)
 Proceeds from sales of property and equipment    3,962    1,181      307
 Acquisitions, net of cash acquired              (3,372)  (4,128)       -
 Increase in other long-term assets              (1,296)  (3,034)  (3,194)
 Unrealized translation gain (loss)                (324)     521     (341)

NET CASH USED BY INVESTING ACTIVITIES           (14,685) (13,945) (11,881)

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
 Current borrowings                               4,684      997    1,593
 Principal payments against long-term debt      (14,010)  (3,349)    (366)
 Proceeds from issuance of common stock           2,803    1,768    1,355
 Purchase of Common Stock                        (5,805)    (493)       -
 Common stock and preferred stock dividends paid (4,813)  (4,354)  (3,863)

NET CASH USED BY FINANCING ACTIVITIES           (17,141)  (5,431)  (1,281)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS   1,092   (5,489)  14,426

CASH AND EQUIVALENTS AT BEGINNING OF YEAR        15,850   21,339    6,913

CASH AND EQUIVALENTS AT END OF YEAR             $16,942  $15,850  $21,339

The accompanying notes are an integral part of the consolidated financial statements.

 KYSOR INDUSTRIAL CORPORATION AND  SUBSIDIARIES
 Consolidated Statement of Shareholders' Equity
 (Dollars in thousands, except per share data)

                                                          Unearned
                                                          Deferred
                                              Preferred   Compensation    Common
                                              Stock       ESOP            Stock
 BALANCE, DECEMBER 31, 1992                       19,856         (17,039)     5,332
 Employee Stock Ownership Plan, deferred
 compensation earned                                                 864
 Preferred stock distributions (4,449 shares
 for 6,528 shares of common)                        (108)                         7
 Exercise of employee stock options, 129,111
 shares issued                                                                  129
 Collections of notes receivable
 Translation adjustment on investments in
 foreign subsidiaries
 Net income
 Preferred stock dividends (net of income
 tax benefit of $601)
 Common dividends declared, $ .44 per share
 BALANCE, DECEMBER 31, 1993                       19,748         (16,175)     5,468
 Employee Stock Ownership Plan, deferred
 compensation earned                                                 864
 Purchase of common stock, returned to an
 unissued status (24,292 shares)                                                (24)
 Preferred stock distributions (6,610 shares
 for 9,463 shares of common)                        (161)                         9
 Exercise of employee stock options, 187,870
 shares issued                                                                  188
 Collections of notes receivable
 Translation adjustment on investments in
 foreign subsidiaries
 Net income
 Preferred stock dividends (net of income
 tax benefit of $598)
 Common dividends declared, $ .51 per share
 BALANCE, DECEMBER 31, 1994                       19,587         (15,311)     5,641
 Employee Stock Ownership Plan, deferred
 compensation earned                                                 864
 Purchase of common stock, returned to an
 unissued status (276,178 shares)                                              (276)
 Preferred stock distributions (6,036 shares
 for 7,148 shares of common)                        (147)                         7
 Exercise of employee stock options, 267,177
 shares issued                                                                  267
 Collections of notes receivable
 Translation adjustment on investments in
 foreign subsidiaries
 Net income
 Preferred stock dividends (net of income
 tax benefit of $580,000)
 Common dividends declared, $ .60 per share
 BALANCE, DECEMBER 31, 1995                       19,440         (14,447)     5,639


 KYSOR INDUSTRIAL CORPORATION AND  SUBSIDIARIES
 Consolidated Statement of Shareholders'  Equity (continued)
 (Dollars in thousands, except per share data)
                                              Additional
                                              Paid-In      Retained   Translation
                                              Capital      Earnings   Adjustment

 BALANCE, DECEMBER 31, 1992                         1,631     44,908           627
 Employee Stock Ownership Plan, deferred
 compensation earned
 Preferred stock distributions (4,449 shares
 for 6,528 shares of common)                          101
 Exercise of employee stock options, 129,111
 shares issued                                      1,654
 Collections of notes receivable
 Translation adjustment on investments in
 foreign subsidiaries                                                         (341)
 Net income                                                    2,470
 Preferred stock dividends (net of income
 tax benefit of $601)                                           (983)
 Common dividends declared, $ .44 per share                   (2,398)
 BALANCE, DECEMBER 31, 1993                         3,386     43,997           286
 Employee Stock Ownership Plan, deferred
 compensation earned
 Purchase of common stock, returned to an
 unissued status (24,292 shares)                     (469)
 Preferred stock distributions (6,610 shares
 for 9,463 shares of common)                          157
 Exercise of employee stock options, 187,870
 shares issued                                      2,312
 Collections of notes receivable
 Translation adjustment on investments in
 foreign subsidiaries                                                          521
 Net income                                                   13,275
 Preferred stock dividends (net of income
 tax benefit of $598)                                           (980)
 Common dividends declared, $ .51 per share                   (2,849)
 BALANCE, DECEMBER 31, 1994                         5,386     53,443           807
 Employee Stock Ownership Plan, deferred
 compensation earned
 Purchase of common stock, returned to an
 unissued status (276,178 shares)                  (5,529)
 Preferred stock distributions (6,036 shares
 for 7,148 shares of common)                          140
 Exercise of employee stock options, 267,177
 shares issued                                      3,648
 Collections of notes receivable
 Translation adjustment on investments in
 foreign subsidiaries                                                         (324)
 Net income                                                   17,429
 Preferred stock dividends (net of income
 tax benefit of $580,000)                                       (987)
 Common dividends declared, $ .60 per share                   (3,354)
 BALANCE, DECEMBER 31, 1995                         3,645     66,531           483

 KYSOR INDUSTRIAL CORPORATION AND SUBSIDIARIES
 Consolidated Statement of Shareholders' Equity (continued)
 (Dollars in thousands, except per share data)
                                              Notes        Unearned
                                              Receivable-  Deferred
                                              Common       Compensation
                                              Stock        ESOP
 BALANCE, DECEMBER 31, 1992                        (1,364)        (1,046)
 Employee Stock Ownership Plan, deferred
 compensation earned                                                 348
 Preferred stock distributions (4,449 shares
 for 6,528 shares of common)
 Exercise of employee stock options, 129,111
 shares issued
 Collections of notes receivable                       45
 Translation adjustment on investments in
 foreign subsidiaries
 Net income
 Preferred stock dividends (net of income
 tax benefit of $601)
 Common dividends declared, $ .44 per share
 BALANCE, DECEMBER 31, 1993                        (1,319)          (698)
 Employee Stock Ownership Plan, deferred
 compensation earned                                                 349
 Purchase of common stock, returned to an
 unissued status (24,292 shares)
 Preferred stock distributions (6,610 shares
 for 9,463 shares of common)
 Exercise of employee stock options, 187,870
 shares issued
 Collections of notes receivable                       33
 Translation adjustment on investments in
 foreign subsidiaries
 Net income
 Preferred stock dividends (net of income
 tax benefit of $598)
 Common dividends declared, $ .51 per share
 BALANCE, DECEMBER 31, 1994                        (1,286)          (349)
 Employee Stock Ownership Plan, deferred
 compensation earned                                                 349
 Purchase of common stock, returned to an
 unissued status (276,178 shares)
 Preferred stock distributions (6,036 shares
 for 7,148 shares of common)
 Exercise of employee stock options, 267,177
 shares issued
 Collections of notes receivable                      230
 Translation adjustment on investments in
 foreign subsidiaries
 Net income
 Preferred stock dividends (net of income
 tax benefit of $580,000)
 Common dividends declared, $ .60 per share
 BALANCE, DECEMBER 31, 1995                        (1,056)      -


 KYSOR INDUSTRIAL CORPORATION AND SUBSIDIARIES
 Consolidated Statement of Shareholders' Equity (continued)
 (Dollars in thousands, except per share data)
                                              Total
                                              Shareholders'
                                              Equity
 BALANCE, DECEMBER 31, 1992                           52,905
 Employee Stock Ownership Plan, deferred
 compensation earned                                   1,212
 Preferred stock distributions (4,449 shares
 for 6,528 shares of common)
 Exercise of employee stock options, 129,111
 shares issued                                         1,783
 Collections of notes receivable                          45
 Translation adjustment on investments in
 foreign subsidiaries                                   (341)
 Net income                                            2,470
 Preferred stock dividends (net of income
 tax benefit of $601)                                   (983)
 Common dividends declared, $ .44 per share           (2,398)
 BALANCE, DECEMBER 31, 1993                           54,693
 Employee Stock Ownership Plan, deferred
 compensation earned                                   1,213
 Purchase of common stock, returned to an
 unissued status (24,292 shares)                        (493)
 Preferred stock distributions (6,610 shares
 for 9,463 shares of common)                               5
 Exercise of employee stock options, 187,870
 shares issued                                         2,500
 Collections of notes receivable                          33
 Translation adjustment on investments in
 foreign subsidiaries                                    521
 Net income                                           13,275
 Preferred stock dividends (net of income
 tax benefit of $598)                                   (980)
 Common dividends declared, $ .51 per share           (2,849)
 BALANCE, DECEMBER 31, 1994                           67,918
 Employee Stock Ownership Plan, deferred
 compensation earned                                   1,213
 Purchase of common stock, returned to an
 unissued status (276,178 shares)                     (5,805)
 Preferred stock distributions (6,036 shares
 for 7,148 shares of common)
 Exercise of employee stock options, 267,177
 shares issued                                         3,915
 Collections of notes receivable                         230
 Translation adjustment on investments in
 foreign subsidiaries                                   (324)
 Net income                                           17,429
 Preferred stock dividends (net of income
 tax benefit of $580,000)                               (987)
 Common dividends declared, $ .60 per share           (3,354)
 BALANCE, DECEMBER 31, 1995                           80,235

 The accompanying notes are an integral part of the consolidated financial statements.


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES




Nature of Operations   Kysor Industrial Corporation is a
multinational manufacturer of refrigerated display cases, commercial refrigeration systems and insulated panels for the supermarket industry and a producer of components for the medium- and heavy-duty commercial vehicle market. The principal markets for the Company's products include the United States, Europe, South America and the Pacific Rim.

Principles of Consolidation   The consolidated financial statements
include the accounts of Kysor Industrial Corporation and all of its subsidiaries ("Kysor" or "Company").

Estimates   The preparation of financial statements in conformity
with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual results could differ from those estimates.

Foreign Currency Translation   Translation adjustments have been
accumulated as a separate component of Shareholders' Equity.

Cash and Equivalents   Kysor considers all highly-liquid debt
instruments purchased with a maturity of three months or less to be cash equivalents.

Inventories   Inventories are generally stated at the lower of FIFO
(first in, first out) cost or market. Kysor has one subsidiary utilizing LIFO (last in, first out), the inventory value of which was $970,000 and $896,000 lower than it would have been under FIFO at December 31, 1995 and 1994, respectively.

Property, Plant and Equipment and Depreciation   Property, plant and
equipment are stated at cost. Depreciation is computed by the straight-line method based on the estimated useful lives of the assets which range from 3 to 40 years.

Goodwill   Goodwill, resulting from the excess of cost over the net
assets of purchased companies, is amortized on a straight-line basis over periods not exceeding 20 years.

Income Taxes   Deferred tax assets and liabilities are determined
based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse.

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

Postretirement health and life insurance benefits are accounted for in accordance with Statement of Financial Accounting Standards No. 106, "Employers Accounting for Postretirement Benefits Other Than
Pensions".

Environmental Costs    Environmental expenditures that relate to an
existing condition caused by past operations, and do not contribute to current or future revenues, are expensed. Liabilities are recorded when environmental assessments and/or cleanups are probable and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with Kysor's commitment to a formal plan of action.

Earnings Per Common Share   Primary earnings per common share have
been computed using the weighted-average shares of common stock and dilutive common stock equivalents outstanding during the year. The convertible stock has been determined not to be a common stock equivalent. Fully diluted earnings per common share are calculated assuming the conversion of the convertible stock to common stock, as well as other dilutive assumptions.

Recently Issued Professional Accounting Standards The Company expects that Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" and SFAS No. 123, "Accounting for Stock-Based Compensation" will not have a material impact on the financial position or the results of operations of the Company when adopted in 1996. The Company expects to continue to account for employee stock based compensation under APB Opinion No. 25, "Accounting for Stock Issued to Employees" and present the pro forma disclosures as permitted and required by SFAS No. 123.

NOTE 2.  ACCRUED EXPENSES AND CONTINGENT LIABILITIES


Components of Accrued Expenses and Contingent Liabilities are as follows at December 31:

(Amounts in thousands)                                    1995       1994


Workers' compensation and liability insurance          $  9,202   $   8,012
Compensation                                              7,578       7,364
Warranty                                                  2,640       2,509
Litigation                                                1,753       3,527
Other                                                     8,542       6,419


Total Accrued Expenses and Contingent Liabilities      $ 29,715   $  27,831




NOTE 3.  FINANCING



(Amounts in thousands)   YEARS ENDED DECEMBER 31,         1995          1994


Long-term debt consists of the following:

Term note, $750 quarterly principal payments,
     plus interest at 9.9%                              $  9,000 $   12,000
Loan agreement for Kysor Industrial Corporation
     Employee Stock Ownership Plan, $1,250 semiannual
     principal payments beginning 1996,
     plus interest at 8.36%                               20,000     20,000
Other, $681 principal payments due in 1996, plus interest
     at Rates ranging from 5.0% to 9.2%                    1,959      4,991

                                                          30,959     36,991
Less current maturities                                    4,931      6,597


Total Long-Term Debt                                    $ 26,028  $  30,394


At December 31, 1995, the Company maintained revolving credit agreements with two banks which provide for borrowings up to $20 million. At December 31, 1995, there were no outstanding borrowings under this facility. Interest rates are fixed at the date of borrowing based on current LIBOR rates plus a spread of .50%. An annual commitment fee of .25% is paid on the unused balance. The Company has an interest rate swap under which the variable rate of interest on the term note is converted to a fixed rate of 9.4% plus a spread of .50%. The weighted-average variable rate of interest received and paid is equal to the three-month LIBOR (5 21/32% at December 31, 1995) and is reset quarterly. The term of the swap matches the maturity of the corresponding term note.

During the years ended December 31, 1995 and 1994, there was no short-term debt.

Aggregate maturities of obligations under long-term debt, during the next five years ended December 31, are as follows:

(Amounts in thousands)                  1996    1997    1998    1999    2000


Maturities of long-term debt          $ 4,931 $ 5,696 $ 5,696 $ 2,597 $ 2,500



Interest paid was $1,763,000, $2,105,000, and $2,073,000 for the years ended December 31, 1995, 1994, and 1993 respectively.


NOTE 4.  STOCK OPTION PLANS


As of December 31, 1995, Kysor administered its 1980
Nonqualified Stock Option Plan; 1983 Incentive Stock Option
Plan; 1984 Stock Option Plan; 1987 Stock Option and
Restricted Stock Plan; and 1993 Long-Term Incentive Plan.
Options may be granted to officers, directors and key


NOTE 4.  STOCK OPTION PLANS (continued)



employees to purchase common shares of the Company's stock at a price equal to the mean market value of such stock at the date of the grant. All outstanding options granted prior to January 1, 1990 are currently exercisable. All options granted after January 1, 1990 vest at the rate of 20% at date of grant and 20% each year thereafter, except for the final 20% which vests only upon exercise and retention for one year of the entire vested 80%.

Changes in options outstanding for the years ended December
31, 1995 and 1994, are as follows:
                            NUMBER OF NUMBER OF
                               SHARES   GRANTED
                             RESERVED    SHARES OPTION PRICE RANGE     TOTAL


Balance December 31, 1993  1,083,541 1,732,300  $7.25  - $19.125   $23,214,762
 Granted                    (221,000)  221,000  16.125 -  21.4375    3,674,172
 Terminated                    8,030    (8,030)  7.25  -  18.9375      (69,072)
 Exercised                         -  (214,270)  7.25  -  18.9375   (2,258,335)
Balance December 31, 1994    870,571 1,731,000   7.25  -  21.4375   24,561,527
  Granted                   (232,000)  232,000  21.25  -  24.625     5,244,844
  Terminated                   9,510    (9,510)  7.25  -  22.5625     (113,841)
  Exercised                        -  (371,370)  7.25  -  22.5625   (4,934,157)
Balance December 31, 1995    648,081 1,582,120  $7.25  - $24.625    $24,758,383


At December 31, 1995, 1,029,530 of the shares granted were exercisable. The market value of options exercised in 1995, ranged from $20.1875 to $25.0625 per share for a total of $8,443,834. The market value of options exercised in 1994 ranged from $15.50 to $21.875 for a total of $4,053,151.

Included in shareholders' equity are notes receivable related to nonrecourse installment purchase agreements attendant to the exercise of stock options in 1989. The notes carry an interest rate of 4.5%. In 1995, the maturity date of these loans was extended to December 31, 1999.


NOTE 5.  ACQUISITIONS AND DIVESTITURES


On October 2, 1995, the Company acquired substantially all of the assets and assumed certain liabilities of Cooler Technologies, Inc. (Cool-Tech) located in Puyallup, Washington. Cool-Tech manufactures insulated panels and doors for the supermarket and food service industries. On October 4, 1995, Kysor acquired certain assets and assumed certain liabilities of Bangor Refrigeration Corporation (Bangor) located in South Bend, Indiana. Bangor is a manufacturer of specialty refrigeration display cases and walk-in coolers for grocery stores, convenience stores and the food service industry. The 1995 acquisitions did not have a material impact on the operations of the Company.

On February 4, 1994, Kysor acquired certain assets and assumed certain liabilities of Kalt Manufacturing Company, Inc.
(Kalt), located in Portland, Oregon.   Kalt manufactures
insulated panels and doors for the supermarket and convenience store industries and also has a manufacturing facility in Goodyear, Arizona. The acquisition did not have a material impact on the operations of the Company.

The Kalt, Cool-Tech and Bangor acquisitions were all accounted for as purchases and accordingly, the results of operations of each entity have been included in the consolidated statement of income since their respective acquisition dates. The excess of the purchase price over the estimated fair value of the net assets acquired for each transaction is being amortized on a straight-line basis over periods ranging from 10 to 15 years.

On December 14, 1995, Kysor sold the assets of its German subsidiary, Kysor/Warren Refrigeration, GmbH, in exchange for the assumption of certain liabilities. After several years of significant operating losses, the operation was sold to existing German management. The transaction resulted in a loss on disposition of $9.3 million and a tax benefit of $8.8 million.



NOTE 6.  PREFERRED STOCK



On February 24, 1989, Kysor sold 820,513 shares of newly issued 8% cumulative Series A Convertible Voting preferred stock, $24.375 stated value per share (the "convertible stock"), to the Kysor Industrial Corporation Employee Stock Ownership Plan (the "ESOP"). The convertible stock may be voluntarily converted at the option of the holder, unless previously redeemed, into shares of Kysor Industrial Corporation common stock (the "common stock") on a one-for-one basis, subject to certain antidilution adjustments, and will convert automatically into common stock (in certain instances subject to a conversion floor equal to liquidation value of $24.375 per share, plus accrued and unpaid dividends) if transferred to a holder other than the ESOP or another Kysor Industrial Corporation employee benefit plan. The convertible stock is subject to redemption by the Company. Each share of convertible stock entitles its holder to one vote on all matters submitted for a vote of shareholders, again subject to possible antidilution adjustments. The convertible stock ranks senior to the cmmon stock and is at least on a parity with any other series of preferred stock that may be subsequently issued.

Preferred Stock issued and outstanding was 797,517 and 803,553 shares at December 31, 1995 and 1994, respectively. Preferred shares allocated to ESOP participants were 35,463 for each of the years ended December 31, 1995 and 1994.

Kysor has several noncontributory defined benefit pension plans and defined contribution plans covering substantially all of its domestic employees. The defined benefit plans provide benefits
NOTE 7.  PENSION AND RETIREMENT PLANS


based on the participants' years of service and compensation or stated amounts for each year's service. The Company's funding policy is to make annual contributions as required by contract or applicable regulations.

The pension cost components were:
(Amounts in thousands)
YEARS ENDED DECEMBER 31,
                                                 1995       1994      1993

Defined Benefit Plans:
 Service cost benefits earned during period    $ 2,045    $ 2,176   $ 1,905
 Interest cost on projected benefit obligation   4,097      3,758     3,388
 Actual investment return on plan assets       (12,037)     1,461    (6,001)
 Net amortization and deferral                   8,596     (4,871)    2,967

              Net periodic pension cost       $  2,701     $2,524    $2,259


Assumptions used in the accounting were:

YEARS ENDED DECEMBER 31,                          1995      1994      1993

Discount rates                                     7.5%      8.0%      8.0%
Rates of increase in compensation levels           4.8%      4.9%      5.4%
Expected long-term rate of return on assets        8.0%      8.0%      8.0%


The following table sets forth the funded status and amounts recognized in the Company's statement of financial position for defined benefit plans:

(Amounts in thousands) YEARS ENDED DECEMBER 31,

                                              1995                1994

                                         Plans in Which      Plans in Which
                                         Assets    Accum.    Assets    Accum.
                                         Exceed    Benefits  Exceed    Benefits
                                         Accum.    Exceed    Accum.    Exceed
                                         Benefits  Assets    Benefits  Assets

Actuarial present value of benefit obligations:

  Vested benefit obligation              $(35,186) $ (7,925) $(32,865) $ (5,162)


  Accumulated benefit obligation         $(37,550) $(10,288) $(35,134) $ (7,530)


  Projected benefit obligation           $(43,926) $(12,163) $(40,598) $(10,211)

  Plan assets at fair market value         58,775         -    48,072         -

  Projected benefit obligation (in
  excess of) or less than plan assets      14,849   (12,163)    7,474   (10,211)
  Unrecognized net (gain) or loss          (9,886)    3,365    (2,539)    2,298
  Prior service cost not yet recognized
  in net periodic pension cost              1,283       400     1,376       795
  Unrecognized net (asset) obligation
  at January 1,                            (1,482)      527    (1,731)      645

  Pension asset (liability) recognized
  in the statement of financial position $  4,764  $ (7,871) $  4,580  $ (6,473)


At both December 31, 1995 and 1994, 100 percent of plan assets were invested in publicly traded stocks, bonds, and money market investments.

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

In February 1989, Kysor expanded the ESOP with the sale to the ESOP of $20 million of newly issued Series A Convertible Voting preferred stock from the Company (see Note 6). The ESOP purchase of preferred stock was financed by a loan from the Company which issued a $20 million, 15-year ESOP note to raise the necessary funds. In 1995, 1994 and 1993, dividends on Preferred Stock of $1,578,000, $1,578,000, and $1,584,000 plus interest expense of $111,000,
$101,000, and $88,000, respectively, were used to service the debt obligation related to the ESOP. The Company amortized $864,000 in 1995, 1994, and 1993, of unearned deferred compensation relating to the shares allocated for the year as a percentage of the total shares to be allocated.


Postretirement Health and Life Insurance Benefits

Kysor provides certain defined health care and life insurance benefits for retired employees. All salaried and certain hourly employees may become eligible for these benefits if they reach retirement age while working for the Company. Effective January 1, 1993, the Company adopted Statement of Accounting Standards No. 106, "Employers Accounting for Postretirement Benefits other than Pensions" ("SFAS No. 106"). SFAS No. 106 requires the accrual method of accounting for postretirement health care and life insurance benefits. At January 1, 1993, the Company recognized the full amount of its estimated accumulated postretirement benefit obligation which resulted in a pretax charge to 1993 earnings for this transition obligation of $12,063,000 ($7,628,000 net of income tax benefit) of $1.35 per share. This amount has been reflected in the Consolidated Statement of Income as the cumulative effect of an accounting change.

The incremental cost in 1993 of accounting for postretirement health care and life insurance benefits under the new accounting method amounted to $564,000, less a deferred tax benefit of $212,000.
Prior to 1993, the Company expensed claims for postretirement benefits on a pay-as-you-go method. Retiree benefit payments were $767,000, $684,000 and $788,000 in 1995, 1994, and 1993 respectively.



The components of periodic expenses for the postretirement benefits were as follows:

(Amounts in thousands)    YEARS ENDED DECEMBER 31,
                                                   1995                1994

Service cost - benefits earned during the year   $  378             $   317
Interest cost on accumulated postretirement
   benefit obligation                             1,054                 942
Net amortization                                     31                   -

Net periodic benefit costs                       $1,463             $ 1,259


The actuarial and recorded liabilities for those postretirement benefits, none of which have been funded, were as follows:

(Amounts in thousands)    YEARS ENDED DECEMBER 31,
                                                   1995                1994

Accumulated postretirement benefit obligation (APBO):

 Retirees                                       $ 10,533            $  9,639
 Fully eligible active plan participants           1,692               1,316
 Other active participants                         2,012               1,707

 Total APBO                                       14,237              12,662
 Fair market value of plan assets                      -                   -

 Accumulated postretirement benefit obligation in
   excess of plan assets                          14,237              12,662
 Unrecognized net gain (loss)                       (508)                375

Accrued postretirement benefit liability at
December 31,                                    $ 13,729            $ 13,037


Assumptions used to determine the net periodic postretirement benefit cost were:

YEARS ENDED DECEMBER 31,                                       1995      1994

Discount rate                                                  7.5%      8.0%
Present health care trend rate (decreasing uniformly to the
   year 2005)
       Under age 65                                            8.9%      9.3%
       Age 65 and older                                        7.4%      7.6%
Ultimate trend rate in 2005                                    5.5%      5.5%



A 1% increase each year in the health care cost trend rate used would have resulted in a 10.2% increase in the aggregate service and interest components of expense for the year ended December 31, 1995, and a 8.8% increase in the accumulated postretirement benefit obligation at December 31, 1995.

The Company has a continuing deferred compensation arrangement with Raymond A. Weigel, former chairman, which provides for annual payments of $350,000.



NOTE 8.  LEASE COMMITMENTS



Kysor leases certain real estate and equipment. In most cases, management expects that in the normal course of business these leases will be renewed and replaced by other leases. Kysor has future minimum rental payments required through 2000 under operating leases that have initial or remaining noncancelable lease terms in excess of one year in the following amounts, for the years ended December 31:


(Amounts in thousands)           1996      1997      1998      1999    2000


Future minimum rental
 payments                     $ 1,075   $ 1,468   $ 1,134   $   963 $   895



In addition to fixed rentals, certain of these leases requires Kysor to pay maintenance, property taxes, and insurance. Rental expense charged to operations is as follows, for the years ended December 31:


(Amounts in thousands)                     1995          1994          1993


Minimum rentals                         $ 2,229       $ 2,254       $ 1,829
Contingent rentals                          111            87            53


Total                                   $ 2,340       $ 2,341       $ 1,882




NOTE 9.  INCOME TAXES



The provision (credit) for income tax consists of the following:

(Amounts in thousands) YEARS ENDED DECEMBER 31,
                                                     1995      1994     1993


Currently payable
           Federal                                 $ 3,299   $ 8,973  $ 7,733
       	   State and local                           1,546     1,263    1,022
           Foreign                                     121       102       55

           Total currently payable                   4,966    10,338    8,810

Deferred
           Federal                                  (2,561)   (2,013)    (790)
           State and local                            (290)     (275)    (110)
           Foreign                                       -         -        -

           Total deferred                           (2,851)   (2,288)    (900)

Total Provision                                    $ 2,115   $ 8,050  $ 7,910



The components of deferred income tax assets and liabilities are as follows:

(Amounts in thousands) YEARS ENDED DECEMBER 31,      1995     1994     1993

Gross Deferred Tax Assets:

Employee benefit plans                            $  5,291 $  4,273 $  3,147
Postretirement health care                           5,206    4,944    4,644
Workers' compensation/liability insurance            3,490    3,039    2,377
Warranty                                             1,001      926    1,100
Service contract                                       829      876      896
Bad debts                                              749      680      482
Vacation pay                                           628      574      453
Slow-moving inventory                                  569      633      704
Alternative minimum tax                                400       -        -
Environmental costs                                    379      981      481
Litigation                                             286      357    1,072
Other                                                2,209      851      297

    Total Deferred Tax Assets                       21,037   18,134   15,653

Gross Deferred Tax Liabilities:
Depreciation                                         3,223    3,243    3,693
Pension                                              1,807    1,737    1,053
LIFO reserve at acquisition                            548      548      535
Other                                                   23       21       75

    Total Deferred Tax Liabilities                   5,601    5,549    5,356

Net Deferred Income Tax Asset                     $ 15,436 $ 12,585 $ 10,297


Major differences between the income taxes computed, using the United States statutory tax rate and the actual income tax expense, were as follows:


(Amounts in thousands) YEARS ENDED DECEMBER 31,      1995     1994     1993

Federal income taxes at statutory rate            $  6,645 $  7,464 $  6,303
Net nondeductible losses related to foreign
 subsidiaries and other foreign expenses             3,788      344    1,071
Tax benefit related to disposition of
 foreign operation                                  (8,842)       -        -
State and local income taxes
  (net of federal benefit)                             828      642      593
Life insurance                                        (174)    (172)    (165)
Other                                                 (130)    (228)     108

    Provision for Income Taxes                    $  2,115 $  8,050 $  7,910




Income taxes paid (net of refunds) were $4,273,000, $10,195,000, and $7,356,000 for the years ended December 31, 1995, 1994, and 1993, respectively. Domestic operations contributed a profit of $24,911,000, $23,321,000, and $20,713,000 to income before income taxes and before the cumulative effect of accounting change for 1995, 1994 and 1993, respectively. Foreign operations sustained a loss of $5,368,000, $1,996,000, and $2,704,000, for the same periods. Income tax benefits of $1,342,000, $771,000, and $473,000 have been credited to shareholders' equity for the years ended December 31, 1995, 1994, and 1993, respectively, for deemed compensation deductions attributable to stock options. Income tax benefits of $580,000, $598,000, and $601,000 for preferred stock dividends related to the Company's ESOP have been credited to shareholders' equity in 1995, 1994, and 1993, respectively.


NOTE 10.  CONTINGENT LIABILITIES


As previously reported, the Company has been involved in ongoing proceedings relating to environmental contamination at the Cadillac Industrial Park in Cadillac, Michigan (the "Site"). A U.S. EPA administrative order was issued in 1995 to the Company and other potentially responsible parties (PRPs) requiring soil and groundwater remediation at the Site. It is intended that the remediation will be conducted through a joint effort involving other PRPs and a Local Development Finance Authority established by the City of Cadillac ("LDFA"), which has sold approximately $7 million of nonrecourse bonds to pay the anticipated capital costs of constructing an area-wide environmental cleanup facility. The Company believes that the bond proceeds received by the LDFA will be adequate to cover the capital costs of the area-wide cleanup facility. If the proceeds are insufficient to pay the required capital costs, Kysor and the other PRPs would be responsible for the additional costs pursuant to the pending administrative order. It is anticipated that operating and maintenance costs of the cleanup facility will be shared primarily by the PRPs, including Kysor, as well as other parties within the Cadillac Industrial Park pursuant to a special assessment district proposed by the City of Cadillac. The extent of any assessment to Kysor cannot be determined at the present time. The Company has reserved its right to seek mixed funding for certain costs related to the cleanup, and will continue to pursue insurance coverage for any costs it may incur at the Site. There still has been no determination as to the availability or extent of such funding or insurance coverage.

Other contingent liabilities include various legal actions, proceedings and claims which are pending or which may be instituted or asserted in the future against the Company. For example, in 1994 the Company settled a lawsuit filed by the State of Michigan seeking to recover past response costs, penalties and natural resource damages concerning the Site described above. That settlement did not affect the State's right to pursue additional claims for natural resource damages if certain additional contamination is discovered. To the Company's knowledge, at this juncture such additional contamination has not been detected. Litigation is subject to many uncertainties, the outcome of individual matters is not predictable with assurance and it is reasonably possible that some of these other legal actions, proceedings and claims cold be decided unfavorable to the Company. Although the liability with regard to these matters at December 31, 1995 cannot be ascertained, it is the opinion of management, after conferring with counsel, that any liability resulting from these other matters should not materially affect the consolidated financial position, results of operation, or liquidity of the Company and its subsidiaries at December 31, 1995.


NOTE 11.  SUBSEQUENT EVENT (Unaudited)


On February 14, 1996, the Company purchased 24.255% of the outstanding shares of Austral Refrigeration Pty. Ltd. (Austral), headquartered in Sydney, Australia. Austral is the parent company of Kysor/Warren Australia Pty. Ltd. Which has been a licensee and manufacturer of Kysor refrigerated display cases for over 25 years. Also included as a part of Austral is a group of businesses that perform installation and maintenance of refrigeration products throughout Australia and other Asian markets.



NOTE 12.  SEGMENT INFORMATION



Kysor's operations include two segments: commercial products and transportation products. Operations in the commercial products segment design, manufacture and market refrigerated display cases, energy-control systems, and refrigerated-building systems.
Operations in the transportation products segment design, manufacture and market engine-performance systems, engine-protection systems, and components and accessories for heavy-duty trucks, other commercial vehicles and marine equipment.

Segment results for 1993 have been restated to include the Kysor/Westran division in the Transportation Products Group and to remove it from the Commercial Products Group where it was previously reported.

The 1994 and 1995 segment information for the Commercial Products Group includes the results of Kysor/Kalt since the date of acquisition. Additionally, the results of Kysor/Bangor and Cool-Tech are included in the 1995 Commercial Products Group segment information since their respective acquisition dates. The commercial products segment generated $29.0 million of sales and revenues from one customer in the year ended December 31, 1993.
The transportation products segment generated $32.1 million and $27.3 million of sales and revenues from one customer in the years ended December 31, 1994 and 1993, respectively. Segment information for the years ended December 31, 1995, 1994, and 1993 is furnished on the following page and is incorporated herein by reference.







KYSOR INDUSTRIAL CORPORATION AND SUBSIDIARIES
Financial Information by Segment

                                           Years Ended December 31,
                                            (amounts in thousands)

                                           1995          1994          1993
NET SALES
Commercial products
 United States                             194,133       146,790       131,760
 Europe                                     13,082        17,816        19,398
  Total commercial products                207,215       164,606       151,158


Transportation products
 United States                             140,604       139,027       115,105
 Europe                                     13,721         8,880         6,344
  Total transportation products            154,325       147,907       121,449
NET SALES                                  361,540       312,513       272,607


OPERATING PROFIT (LOSS)*
Commercial products
 United States                              25,376        16,704        18,948
 Europe                                     (2,745)       (1,664)       (1,871)
  Total commercial products                 22,631        15,040        17,077

Transportation products
 United States                              19,488        20,028        14,695
 Europe                                      1,117           110          (412)
  Total transportation products             20,605        20,138        14,283

TOTAL OPERATING PROFIT                      43,236        35,178        31,360

Corporate administrative expense (net)     (12,763)      (11,892)      (11,190)
Loss on disposition of foreign operation    (9,335)         -             -
Interest expense                            (1,594)       (1,961)       (2,162)
INCOME BEFORE INCOME TAXES AND BEFORE
CUMULATIVE EFFECT OF ACCOUTING CHANGE       19,544        21,325        18,008

* Operating profit includes net sales less operating expenses. Excluded from the computation of operating profit are interest and other non-operating revenues, general corporate expenses and interest expense.




KYSOR INDUSTRIAL CORPORATION AND SUBSIDIARIES
Financial Information by Segment

                                                Years Ended December 31,
                                                 (amounts in thousands)

                                            1995          1994          1993
ASSETS
Commercial products
 United States                              80,334        61,770        49,196
 Europe                                          -        11,300         9,847
  Total commercial products                 80,334        73,070        59,043

Transportation products
 United States                              50,472        52,739        44,013
 Europe                                      5,679         4,711         2,938
  Total transportation products             56,151        57,450        46,951

Subtotal                                   136,485       130,520       105,994
Cash and other corporate assets             50,488        46,991        50,461
TOTAL ASSETS                               186,973       177,511       156,455




DEPRECIATION AND AMORTIZATION

Commercial products                          3,735         3,601         3,075
Transportation products                      4,439         4,590         4,336
Corporate                                      210           788           243
TOTAL DEPRECIATION AND AMORTIZATION          8,384         8,979         7,654



CAPITAL EXPENDITURES

Commercial products                          6,278         2,947         3,288
Transportation products                      7,235         5,378         5,299
Corporate                                      142           160            66
TOTAL CAPITAL EXPENDITURES                  13,655         8,485         8,653


Quarterly Financial Data      (Unaudited)
(Amounts in thousands, except per share data)
                                               First     Second    Third     Fourth    Total
                                               Quarter   Quarter   Quarter   Quarter     Year

1995
Net sales                                      90,054    94,746    90,019    86,721   361,540
Gross profit                                   20,888    21,965    20,911    22,113    85,877
Net income                                      3,309     4,633     4,634     4,853    17,429
Earnings applicable to common stock             3,067     4,389     4,391     4,595    16,442
Primary earnings per common share                .51       .75       .75       .77      2.78
Fully diluted earnings per common share          .45       .65       .66       .66      2.42
Dividends declared per common share              .15       .15       .15       .15       .60

1994
Net sales                                      70,030    76,083    83,993    82,407   312,513
Gross profit                                   15,626    17,339    19,612    19,430    72,007
Net income                                      2,102     2,996     4,333     3,844    13,275
Earnings applicable to common stock             1,856     2,752     4,089     3,598    12,295
Primary earnings per common share                .33       .48       .70       .61      2.12
Fully diluted earnings per common share          .28       .41       .60       .52      1.81
Dividends declared per common share              .12       .13       .13       .13       .51






Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          Not applicable



                      PART III



Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          The information under the captions "Directors and Executive Officers" and "Section 16(a) Reporting Delinquencies" in the
Company's definitive Proxy Statement for its April 26, 1996 Annual Meeting of Shareholders is here incorporated by reference.


Item 11.  EXECUTIVE COMPENSATION.

          The information under the captions "Summary
Compensation Table", "Retirement Plans", "Stock Option Plans", "Long-Term Incentive Compensation", "Management Transactions,
Termination of Employment and Change in Control Arrangements",
"Director Compensation", and "Compensation Committee Interlocks and Insider Participation" in the Company's definitive Proxy Statement for its April 26, 1996 Annual Meeting of Shareholders is here incorporated by reference.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The information under the caption "Voting Securities" in the Company's definitive Proxy Statement for its April 26, 1996 Annual Meeting of Shareholders is here incorporated by reference.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The information under the captions "Indebtedness of Management" and "Compensation Committee Interlocks and Insider
Participation" in the Company's definitive Proxy Statement for its April 26, 1996 Annual Meeting of Shareholders is here incorporated by reference.


                       PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K.

          The following financial statements are filed as part of this report: Consolidated Balance Sheet for 1995 and 1994, Consolidated Income Statement for 1995, 1994, and 1993, Consolidated Statement of Cash Flows for 1995, 1994, and 1993, Consolidated Statement of Changes in Stockholders' Equity for 1995, 1994, 1993, Audit Report and Notes to the Consolidated Financial Statements. In addition, the financial statements of the Kysor Industrial Corporation Employee Stock Ownership Plan for the years ended 1995, 1994 and 1993 are filed as part of this report.

          Individual financial statements of the individual operating subsidiaries are omitted because the Company is primarily an operating Company and the subsidiaries included in the consolidated financial statements are wholly owned subsidiaries and are not indebted to any person other than the Parent or the consolidated subsidiaries in amounts exceeding five percent (5%) of the total assets as shown by the Consolidated Balance Sheet at December 31, 1995.

          1. The following financial statement schedule is filed as a part of this report:

                II. Valuation and Qualifying Accounts and
                    Reserves

          2.   The following exhibits are filed as part of this report:



NUMBER   EXHIBIT						LOCATION


 3(a)	 Restated Articles of Incorporation			  (8)


  (b)	 Restated Bylaws					  (15)


  (c)	 Certificate of Designations, Rights and Preferences -    (11)
	 Series A Convertible Voting Preferred Stock


 4(a)	 Rights Agreement dated as of April 28, 1986 between       (5)
	 Kysor Industrial Corporation and NBD Bank, N.A.



  (b)	 Appointment of State Street Bank as successor Rights	  (17)
	 Agent as of June 1, 1994.



  (c)	 Revolving Credit Agreements between Kysor Industrial	  (12)
	 Corporation and NBD Bank, N.A., and Old Kent Bank



  (d)	Amendment dated January 1994 to the Revolving		  (15)
	Credit Agreements between NBD Bank, N.A., and Old
	Kent Bank




  (e)	 Term Note Agreement with NBD Bank, N.A. dated as          (8)
	 of October 4, 1988



  (f)	 Note Agreement between Kysor Industrial Corporation       (8)
	 and Massachusetts Mutual Life Insurance Company dated February 24, 1989



  (g)	 Loan Agreement between Kysor Industrial Corporation       (3)
	 Employee Stock Ownership Plan and NBD Bank, N.A.
	 and Related Guaranty and Note Purchase Agreement



  (h)	The Company has outstanding several classes of
 	long-term debt instruments. None of these classes of debt is registered under the Securities Act of 1933. None of these classes of debt outstanding at the date of this report exceeds 10% of the Company's total consolidated assets except for the previously disclosed items included as exhibits 4(c) and 4(f). The Company agrees to furnish copies of the agreements defining the rights of holders of such long-term indebtedness to the Securities and Exchange Commission upon request





 The following management contracts or compensatory plans or arrangements are included in the exhibits filed as part of this report:



10(a)	 Stock Option and Stock Appreciation Rights Plan of 1980          (2)


  (b)	Kysor Industrial Corporation amended 1983 Incentive	          (6)
 	Stock Option Plan



  (c)	Kysor Industrial Corporation amended 1984 Stock	       	          (6)
 	Option Plan


  (d)	Kysor Industrial Corporation 1987 Stock Option Plan	          (4)


  (e)	Kysor Industrial Corporation 1993 Long-Term Incentive	         (14)
	Plan


  (f)	Form of Termination Agreements with corporate		          (3)
 	officers David W. Crooks, Thomas P. Forrestal, Jr.,
 	Timothy J. Campbell, Timothy D. Peterson, Peter W.
 	Gravelle, Terry M. Murphy

  (g)	Amendment to the Form of Termination Agreements		          (1)
 	filed as Exhibit 10(f) dated April 28, 1995


  (h)	Employment Contract with corporate officer George R.	          (4)
 	Kempton

  (i)	Amendment to the Employment Contract filed as		          (1)
 	Exhibit 10(h) dated April 28, 1995


  (j)	Service Contract with Raymond A. Weigel			          (3)


  (k)	Form of Supplemental Executive Retirement Plan with	          (3)
 	George R. Kempton, Peter W. Gravelle, Timothy J.
 	Campbell, Thomas P. Forrestal, Jr., David W. Crooks,
 	Timothy D. Peterson,



  (l) 	Amendment dated as of August 15, 1989 to Supplemental	          (9)
 	Executive Retirement Plan dated July 10, 1985


  (m)	Amendment dated as of January 31, 1990 to		          (9)
 	Supplemental Executive Retirement Plan dated July 10, 1985



  (n) 	Kysor Industrial Corporation S.E.R.P. Irrevocable Trust	          (9)



  (o) 	Form of Indemnity Agreement with directors and		          (6)
   	corporate officers; Stephen I. D'Agostino, William E.
 	Callahan, Timothy J. Campbell,  Paul K. Gaston, Grant
 	C. Gentry, Peter W. Gravelle, George R. Kempton,
 	Robert W. Navarre, Robert J. Ratliff, Frederick W.
 	Schwier, Raymond A. Weigel, David W. Crooks, Terry
 	M. Murphy, Timothy D. Peterson


  (p)	Kysor Industrial Corporation Pension Plan for Directors	          (9)
 	dated January 1, 1985, amended January, 1989

  (q) 	Amendment dated as of July 28, 1989 to Kysor		          (8)
 	Industrial Corporation Pension Plan for Directors dated
 	January 1, 1985

  (r)	Directors Pension Plan Trust				          (9)


  (s)	Kysor Industrial Corporation Corporate Management	         (12)
 	Variable Compensation Program


  (t) 	Form of Nonrecourse Promissory Note and Pledge		         (12)
 	Agreement - Stock Option Loan Program; George R.
 	Kempton, Paul K. Gaston


 The Following are Other Material Contracts Included in the Exhibits Filed as Part of this Report:


  (u) 	AFP Divestiture Agreements				          (10)


  (v) 	Beaver Michigan Associates Limited Partnership Agreement          (12)


  (w) 	Development Agreement between Beaver Michigan	                  (12)
 	Associates Limited Partnership, The City of Cadillac and the Local Development Finance Authority of the City of Cadillac


  (x)	Kysor Industrial Corporation Employee Stock	                  (15)
 	Ownership Plan Amended and Restated effective
 	January 1, 1989


  (y)  	Employee Stock Ownership Trust between Kysor	                  (15)
 	Industrial Corporation and Old Kent Bank dated
 	January 1, 1989


  (z)	Note Agreement between Employee Stock Ownership	                   (7)
 	Plan and Kysor Industrial Corporation

  (aa)  Purchase of 24.255% Interest in Austral		                  (16)


 11 	Computation of Consolidated Earnings Per Share	                   (1)


 21 	Subsidiaries of the Registrant			                   (1)


 23 	Consent of Independent Accountants 		                   (1)


 24 	Power of Attorney		                                   (1)


 27 	Financial Data Schedule              				   (1)





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

 (16)  This exhibit was filed as an exhibit to the Registrant's
        Form 8-K Current Report dated February 29, 1996, and is here incorporated by reference.

 (17) This exhibit was previously filed as an exhibit to the Registrant's Form 10-K Annual Report for its fiscal year ended December 31, 1994, and is here incorporated by reference.

    The Company will furnish a copy of any exhibit listed above to any shareholder of the Company without charge upon written request to Investor Relations, Kysor Industrial
 Corporation, One Madison Avenue, Cadillac, Michigan 49601-9785.

 (b)   Reports on Form 8-K.

    During the last quarter of the period covered by this report, the Company filed no current reports on Form 8-K. The
 Company filed a Form 8-K Current Report on February 29,
  1996 relating to the purchase of 24.255% interest in Austral.



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

                                  Date: February 29, 1996

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

 Date: February 29, 1996                    Date: February 29, 1996


 /s/ Peter W. Gravelle *                    /s/ Robert L. Joseph *
 Peter W. Gravelle, President               Robert L. Joseph, Comptroller
 and Chief Operating Officer,               (Principal Accounting Officer)
 Director

 Date: February 29, 1996                    Date: February 29, 1996



 /s/ Robert J. Ratliff *                         /s/ Paul K. Gaston *
 Robert J. Ratliff, Director                Paul K. Gaston, Director


 Date: February 29, 1996                    Date: February 29, 1996







 /s/ Grant C. Gentry *                      /s/ Frederick W. Schwier *
 Grant C. Gentry, Director                  Frederick W. Schwier, Director


 Date: February 29, 1996                    Date: February 29, 1996




 /s/ Robert W. Navarre*                     /s/ Stephen I. D'Agostino*
 Robert W. Navarre, Director                Stephen I. D'Agostino


 Date: February 29, 1996                    Date: February 29, 1996










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

January 30, 1996




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


Year Ended December 31, 1995:
                                                               (112,000)(e)
Allowance for possible losses on                                ($3,000)(b)
 accounts and notes receivable    $2,027,000     $388,000        52,000 (d)  $141,000 (a)  $2,211,000
                                  __________   __________     _________     _________      __________
                                  __________   __________     _________     _________      __________




Year Ended December 31, 1994:

Allowance for possible losses on                               ($15,000)(b)
 accounts and notes receivable    $1,546,000     $807,000       235,000 (d)  $546,000 (a)  $2,027,000
                                  __________   __________     _________     _________      __________
                                  __________   __________     _________     _________      __________



Year Ended December 31, 1993:

Allowance for possible losses on                                $13,000 (c)
 accounts and notes receivable    $1,496,000     $544,000      ($33,000)(b)  $474,000 (a)  $1,546,000
                                  __________   __________     _________     _________      __________
                                  __________   __________     _________     _________      __________


(a) Accounts written off as uncollectible net of recoveries
(b) Effect of translation adjustment on foreign operations
(c) Reclassification
(d) Amounts added in acquisitions
(e) Amounts deducted through divestiture