Form 10-Q
period 1996-03-31
KYSOR INDUSTRIAL CORP /MI/
filed 1996-05-07
CIK 202356

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)*
(x) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31,1996
or
( ) Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period
     from      to


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

Common stock, $1.00 par value, number of shares outstanding as of April 30, 1996:

5,772,069



                               KYSOR INDUSTRIAL CORPORATION
                              Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The interim financial data presented herein is unaudited but, in the opinion of the management, reflects all adjustments (none of which was other than a normal recurring adjustment) necessary for a fair presentation of such information.  Results for interim periods should not be considered indicative of results for a full year.  There were no undisclosed material unusual charges or credits to income during the quarter ended
March 31, 1996 nor was there a change in independent accountants during the period.

                             Consolidated Statement of Income
                  (Unaudited, amounts in thousands except per share data)

                                                   Quarter Ended
                                                     March 31,
                                                1996        1995
                                            ___________ ___________

Net sales                                   $   81,865  $   90,054
Interest and other revenues                      1,318         572
                                            ___________ ___________

TOTAL SALES AND REVENUES                        83,183      90,626
                                            ___________ ___________


COSTS AND EXPENSES
Cost of sales                                   63,542      69,166
Selling and administrative expenses             13,610      14,709
Interest expense                                   475         487
Other expenses                                     (76)        315
                                            ___________ ___________

TOTAL COSTS AND EXPENSES                        77,551      84,677
                                            ___________ ___________


INCOME BEFORE INCOME TAXES                       5,632       5,949
INCOME TAXES                                     2,050       2,640
                                            ___________ ___________

NET INCOME                                       3,582       3,309
DIVIDENDS ON PREFERRED STOCK
 (Net of tax benefits)                             239         242
                                            ___________ ___________

EARNINGS APPLICABLE TO COMMON STOCK         $    3,343  $    3,067
                                            ___________ ___________
                                            ___________ ___________


PRIMARY EARNINGS PER COMMON SHARE           $     0.56  $     0.51
                                            ___________ ___________
                                            ___________ ___________

FULLY DILUTED EARNINGS PER COMMON SHARE     $     0.49  $     0.45
                                            ___________ ___________
                                            ___________ ___________

Primary weighted average common
 shares and equivalents                          5,970       5,682
                                            ___________ ___________
                                            ___________ ___________

Dividends declared per common share         $     0.15  $     0.15
                                            ___________ ___________
                                            ___________ ___________




The accompanying notes are an integral part of the financial statements.





                   KYSOR INDUSTRIAL CORPORATION AND SUBSIDIARIES
                            Consolidated Balance Sheet
                         (Unaudited, dollars in thousands)

                                                   March 31,    December 31,
                                                     1996           1995
                                                 ____________   ____________

CURRENT ASSETS
Cash and equivalents                                   $8,620        $16,942
Accounts receivable less $2,202 and
 $2,211 allowance for doubtful accounts                48,141         45,733
Finished goods inventory                                8,764          5,391
Work-in-process inventory                              10,492          9,404
Raw Material Inventory                                 21,395         19,621
Prepaid expenses                                        1,904          2,485
Deferred income tax charges                             8,170          8,860
                                                 ____________   ____________



TOTAL CURRENT ASSETS                                  107,486        108,436
                                                 ____________   ____________




PROPERTY, PLANT AND EQUIPMENT
Land                                                    3,266          3,243
Buildings                                              32,797         32,042
Machinery and equipment                                81,949         75,794
                                                 ____________   ____________

                                                      118,012        111,079
Less accumulated depreciation                          64,209         62,518
                                                 ____________   ____________


TOTAL PROPERTY, PLANT AND EQUIPMENT                    53,803         48,561
                                                 ____________   ____________


INVESTMENT IN AFFILIATE                                18,816              0


OTHER ASSETS
Goodwill, patents and other intangibles                 9,283          5,327
Cash value of officers' life insurance                 11,720         11,644
Deferred income tax charges                             6,968          6,576
Miscellaneous receivables and other assets              5,988          6,429
                                                 ____________   ____________


TOTAL OTHER ASSETS                                     33,959         29,976
                                                 ____________   ____________


TOTAL ASSETS                                         $214,064       $186,973
                                                 ____________   ____________
                                                 ____________   ____________

The accompanying notes are an integral part of the financial statements.

KYSOR INDUSTRIAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited, amounts in thousands)
                                                                       Three Months Ended March 31,
                                                                          1996        1995

CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
 Net income                                                                $3,583     $3,309
 Adjustments to reconcile net income to
  net cash provided (used) by operating activities:
   Depreciation and amortization                                            2,427      2,346
   Provision for losses on accounts receivable                                104        103
   (Gain) Loss on sales of fixed assets                                       (13)       (19)
   Deferred compensation (ESOP)                                               378        391
   Deferred income taxes                                                      298        193
   Changes in assets and liabilities providing
    (consuming) cash:
     Accounts receivable                                                     (569)    (6,485)
     Inventories                                                           (3,785)    (2,175)
     Prepaid expenses                                                         608       (945)
     Accounts payable                                                      (1,795)     2,041
     Accrued expenses and contingent liabilities                           (2,314)       (13)
     Accrued income taxes payable                                           4,721      2,297
     Other long-term liabilities                                              626        599

NET CASH PROVIDED BY OPERATING ACTIVITIES                                   4,269      1,642

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
 Additions to property and equipment                                       (6,786)    (3,734)
 Proceeds from sales of property and equipment                                 91         10
 Acquisitions, net of cash acquired                                             9           -
 Investment in affiliate                                                  (18,823)          -
 Decrease (Increase) in other long-term assets                                373        671
 Unrealized translation gain (loss)                                          (175)      (177)

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                          (25,311)    (3,230)

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
 Current borrowings                                                        19,000      1,426
 Principal payments against long-term debt                                 (5,657)      (924)
 Proceeds from issuance of common stock                                       998      1,135
 Purchase of Common Stock                                                        -    (1,936)
 Common stock and preferred stock dividends paid                           (1,621)    (1,518)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                           12,720     (1,817)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                            (8,322)    (3,405)

CASH AND EQUIVALENTS AT BEGINNING OF YEAR                                  16,942     15,850

CASH AND EQUIVALENTS AT END OF PERIOD                                      $8,620    $12,445

The accompanying notes are an integral part of the financial statements.




<F1>
Notes to the financial statements

Note A - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the fiscal year ended
December 31, 1995.






REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders
Kysor Industrial Corporation:

We have reviewed the accompanying consolidated balance sheet of Kysor Industrial Corporation and Subsidiaries as of March 31, 1996, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Kysor Industrial Corporation and Subsidiaries as of December 31, 1995 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (none of which are presented herein); and in our report dated January 30, 1996 we expressed an unqualified opinion on those consolidated financial statements.





By	s/COOPERS & LYBRAND L.L.P.
        Coopers & Lybrand L.L.P.


April 17, 1996




Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Results of Operations

          Kysor Industrial Corporation's sales and revenues for the first quarter 1996 were $83.2 million, an 8% decrease from the $90.6 million reported for the period in 1995. Net income, for the first quarter, rose 10% to $3.6 million from $3.3 million reported for the same period last year. This equates to primary earnings per share of $.56 for the quarter ended March 31, 1996 compared to $.51 for the same period in 1995.

          Although the Commercial Products Group reported net
sales of $46.9 million for both the quarters ended March 31, 1996 and 1995, sales for 1995 included $5.3 million of unprofitable sales from Kysor's German subsidiary which was sold in the fourth quarter of
1995.   The increase in sales of the remaining operations in this
segment reflect market penetration gains and are supported by continuing strong backlogs. Operating profit increased 47% to $4.7 million compared to $3.2 million reported for the same period in 1995.


          The Transportation Products Group net sales decreased
18% to $34.9 million for the quarter compared to the $43.1 million reported in the same period a year ago. Operating profit for the Transportation Products Group for the first quarter 1996 decreased
47% to $3.2 million from the $6.1 million reported for the same period in 1995. This segment experienced decreases in both sales and earnings as a result of the expected downturn in heavy-duty truck production.

           Included in Interest and other revenues for the quarter ended March 31, 1996 is a favorable litigation judgement amounting to $430,000 and the collection of a note receivable previously written off of $350,000.

           In the first quarter of 1996, Kysor completed the acquisition of a 24.255% minority interest in Austral Refrigeration, Pty. Ltd., located in Sydney, Australia. Austral has been and will continue to be a licensee of Kysor. In March, Kysor closed the acquisition of NAX Corporation, a European-style deli and hot-food case manufacturer located in Des Moines, Iowa.

          The Company is presently involved in certain
environmental proceedings with respect to soil and groundwater contamination in Cadillac, Michigan, as described in Note 10, Contingent Liabilities, to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended
December 31, 1995 ("the Form 10-K").    In addition, as disclosed in
Note 10 and under the heading "Legal Proceedings" in the Form 10-K and below, the Company is also involved in various other legal proceedings including certain proceedings involving allegedly contaminated sites to which the Company has been named a potentially responsible party ("PRP") under the Federal Superfund law or comparable state laws. Although discovery in certain of these proceedings has not been completed, subject to the contingencies discussed in Note 10, management does not believe, based on information presently available to it, that the ultimate aggregate cost to the Company of such proceedings would have a material adverse effect on its financial condition, results of operations, or liquidity.

Liquidity and Capital Resources

          At March 31, 1996, the Company had cash and equivalents of $8.6 million compared to $ 16.9 million at December
31, 1995. Additions to property, plant and equipment for the three-month period ended March 31, 1996, totaled $6.8 million compared to $3.7 million during the same period in 1995. Working capital requirements for the first quarter consumed cash, which is typical as business activity generally increases after the year-end shutdowns that many of our major customers experience.

          During the quarter, the Company borrowed $19 million of its $20 million revolving line of credit to finance the purchase of its minority interest in Austral Refrigeration, Pty. Ltd.



                  KYSOR INDUSTRIAL CORPORATION
                FINANCIAL INFORMATION BY SEGMENT
                (Unaudited, amounts in thousands)

                                                 Quarter Ended
                                                   March 31,
                                             _____________________

                                               1996         1995
                                             ________     ________

NET SALES
Commercial Products
 United States                                $46,913      $41,628
 Europe                                             0        5,323
                                             ________     ________

   Total Commercial Products                   46,913       46,951

Transportation Products
 United States                                 31,398       39,765
 Europe                                         3,554        3,338
                                             ________     ________


   Total Transportation Products               34,952       43,103
                                             ________     ________


NET SALES                                     $81,865      $90,054
                                             ________     ________
                                             ________     ________


OPERATING PROFIT

Commercial Products
 United States                                 $4,735       $4,478
 Europe                                             0       (1,272)
                                             ________     ________

  Total Commercial Products                     4,735        3,206

Transportation Products
 United States                                  2,879        5,990
 Europe                                           346          155
                                             ________     ________

   Total Transportation Products                3,225        6,145
                                             ________     ________


TOTAL OPERATING PROFIT                          7,960        9,351

Corporate Administrative Expense (Net)         (1,853)      (2,915)

Interest Expense                                 (475)        (487)
                                             ________     ________


INCOME BEFORE INCOME TAXES                     $5,632       $5,949
                                             ________     ________
                                             ________     ________




          PART II.   OTHER INFORMATION


Item 1.   Legal Proceedings

          The Company is presently involved in various legal proceedings, including certain environmental proceedings, as described in Note 10, Contingent Liabilities, to the Financial Statements included in the Form 10-K and under the heading "Legal Proceedings" in the Form 10-K. During the quarter ended March 31, 1996, the Company completed the groundwater remedial design work with respect to contamination at the Cadillac Industrial Park in Cadillac, Michigan (the "Site"). Initial steps of the remedial action have begun in compliance with the unilateral administrative order issued by the U.S. EPA with respect to the Site. Except as described in this paragraph, there have been no material changes in the legal proceedings described in the Form 10-K.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following exhibits are filed as part of this report.

          11   Computation of Consolidated Earnings Per Share

          15 Coopers & Lybrand L.L.P. letter regarding unaudited Financial Statements

          27   Financial Data Schedule

     (b)  The Company filed a Form 8-K Current Report on
          February 29, 1996 relating to the purchase of 24.255% interest in Austral





                             SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               KYSOR INDUSTRIAL CORPORATION



Date:   May 2, 1996       By       s\Terry M. Murphy

                                   Terry M. Murphy
                                   Vice President,
                                   Chief Financial Officer
      				   (principal financial officer and duly
      				    authorized signatory for registrant)





Date:   May 2, 1996       By       s\Robert L. Joseph

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