Form 10-Q/A
period 1996-03-31
KYSOR INDUSTRIAL CORP /MI/
filed 1996-06-25
CIK 202356

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A

Amendment No. 1 to Form 10-Q

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

5,772,069

This amendment No. 1 to Form 10-Q is filed for the purpose of correcting an EDGAR transmission error. Item 1 of Part 1 of the registrant's Form 10-Q for the quarter ended March 31, 1996 is hereby amended in its entirety as set forth in this amendment No.1.



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




KYSOR INDUSTRIAL CORPORATION
Consolidated Balance Sheet
(Dollars in thousands)
                                                 March 31,      December 31,
                                                    1996            1995

ASSETS
CURRENT ASSETS
Cash and equivalents                                 8,620            16,942
Accounts receivable less $2,202 and  $2,211
 allowance for bad debts                            48,141            45,733
Finished goods inventory                             8,764             5,391
Work in process inventory                           10,492             9,404
Raw material inventory                              21,395            19,621
Prepaid expenses                                     1,904             2,485
Deferred income tax charges                          8,170             8,860
TOTAL CURRENT ASSETS                               107,486           108,436

PROPERTY, PLANT AND EQUIPMENT
Land                                                 3,266             3,243
Buildings                                           32,797            32,042
Machinery and equipment                             81,949            75,794
                                                   118,012           111,079
Less accumulated depreciation                       64,209            62,518
TOTAL PROPERTY, PLANT AND EQUIPMENT                 53,803            48,561

INVESTMENT IN AFFILIATE                             18,816                 0

OTHER ASSETS
Goodwill, patents and other intangibles (net
 of amortization                                     9,283             5,327
Cash value of officers' life insurance              11,720            11,644
Deferred income tax charges                          6,968             6,576
Miscellaneous receivables and other assets           5,988             6,429
TOTAL OTHER ASSETS                                  33,959            29,976

TOTAL ASSETS                                       214,064           186,973

LIABILITIES
CURRENT LIABILITIES
Current maturities of long-term debt                 6,170             4,931
Accounts payable                                    22,720            21,150
Accrued income taxes payable                         3,890                 0
Accrued expenses and contingent liabilities         27,676            29,715
TOTAL CURRENT LIABILITIES                           60,456            55,796

Long-term debt, less current maturities             43,488            26,028
Accumulated postretirement benefit obligation       13,925            13,729
Other long-term liabilities                         11,614            11,185
TOTAL LIABILITIES AND DEFERRED CREDITS             129,483           106,738

PREFERRED SHAREHOLDERS' EQUITY
Employee Stock Ownership Plan Preferred Stock       19,439            19,440
Unearned deferred compensation under employee
 stock ownership plan                              (14,068)          (14,447)
TOTAL PREFERRED SHAREHOLDERS' EQUITY                 5,371             4,993

COMMON SHAREHOLDERS' EQUITY
Common stock, $1 par value, shares authorized
 30,000, outstanding 5,736 and 5,639                 5,736             5,639
Additional paid-in capital                           5,096             3,645
Retained earnings                                   69,014            66,531
Translation adjustment                                 419               483
Notes receivable-common stock 77,893 and 78,009     (1,055)           (1,056)
TOTAL COMMON SHAREHOLDERS' EQUITY                   79,210            75,242

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         214,064           186,973

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
        Coopers & Lybrand L.L.P.


April 17, 1996





Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following exhibit is filed as part of this report.

           15 Coopers & Lybrand L.L.P. letter regarding unaudited Financial Statements





                             SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               KYSOR INDUSTRIAL CORPORATION



Date:   June 24, 1996     By       s\Terry M. Murphy

                                   Terry M. Murphy
                                   Vice President,
                                   Chief Financial Officer
      				   (principal financial officer and duly
      				    authorized signatory for registrant)





Date:   June 24, 1996     By       s\Robert L. Joseph

                                   Robert L. Joseph
                                   Comptroller
                                   (Chief Accounting Officer)




EXHIBIT INDEX







DESCRIPTION                                                     EXHIBIT NO.



     Letter from Coopers & Lybrand Regarding Unaudited Financial
     Statements                                                       15