Form 10-Q
period 1996-06-30
KYSOR INDUSTRIAL CORP /MI/
filed 1996-08-13
CIK 202356

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)*
(x) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1996
or
( ) Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period
     from      to


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

Common stock, $1.00 par value, number of shares outstanding as of July 23, 1996:

5,806,039



                               KYSOR INDUSTRIAL CORPORATION
                              Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements



The interim financial data presented herein is unaudited but, in the opinion of the management, reflects all adjustments (none of which was other than a normal recurring adjustment) necessary for a fair presentation of such information. Results for interim periods should not be considered indicative of results for a full year. There were no undisclosed material unusual charges or credits to income during the quarter or six months ended
June 30, 1996, nor was there a change in independent accountants during the period.


KYSOR INDUSTRIAL CORPORATION
Consolidated Statement of Income
(Unaudited , amounts in thousands except for per share data)

                                                    Quarter Ended         Six Months Ended
                                                       June 30,                June 30,
                                                   1996        1995        1996        1995

SALES AND REVENUES
Net sales                                          104,955      94,746     186,820     184,800
Interest and other revenues                            390         518       1,708       1,090
TOTAL SALES AND REVENUES                           105,345      95,264     188,528     185,890

COSTS AND EXPENSES
Cost of sales                                       79,661      72,781     143,203     141,947
Selling and administrative expenses                 16,568      13,489      30,178      28,198
Interest expense                                       540         435       1,015         922
Other expenses                                         299         276         223         591

TOTAL COSTS AND EXPENSES                            97,068      86,981     174,619     171,658

INCOME BEFORE INCOME TAXES FROM
   CONSOLIDATED OPERATIONS                           8,277       8,283      13,909      14,232

INCOME TAXES                                         3,000       3,650       5,050       6,290

INCOME FROM CONSOLIDATED OPERATIONS                  5,277       4,633       8,859       7,942

EQUITY IN NET INCOME OF AFFILIATE                      306           -         306           -

NET INCOME                                           5,583       4,633       9,165       7,942

DIVIDENDS ON PREFERRED STOCK
 (Net of income tax benefit)                           241         245         480         487

EARNINGS APPLICABLE TO COMMON STOCK                  5,342       4,388       8,685       7,455

PRIMARY EARNINGS PER COMMON SHARE                     $.88        $.75       $1.44       $1.26

FULLY DILUTED EARNINGS PER COMMON SHARE               $.78        $.65       $1.27       $1.10

Primary weighted average common shares
 and equivalents                                     6,075       5,849       6,039       5,912

Dividends declared per common share                  $.165        $.15       $.315        $.30

The accompanying notes are an integral part of the financial statements.



KYSOR INDUSTRIAL CORPORATION
Consolidated Balance Sheet
(Dollars in thousands)
                                                       June 30,         December 31,
                                                         1996               1995

ASSETS
CURRENT ASSETS
Cash and equivalents                                          2,321             16,942
Accounts receivable less $2,583 and  $2,211
 allowance for doubtful accounts                             66,225             45,733
Finished goods inventory                                      5,979              5,391
Work in process inventory                                    11,606              9,404
Raw material inventory                                       22,160             19,621
Prepaid expenses                                              2,758              2,485
Deferred income taxes                                         8,622              8,860
TOTAL CURRENT ASSETS                                        119,671            108,436

PROPERTY, PLANT AND EQUIPMENT
Land                                                          3,266              3,243
Buildings                                                    33,075             32,042
Machinery and equipment                                      84,176             75,794
                                                            120,517            111,079
Less accumulated depreciation                                65,670             62,518
TOTAL PROPERTY, PLANT AND EQUIPMENT                          54,847             48,561

INVESTMENT IN AFFILIATE                                      18,324                  0

OTHER ASSETS
Goodwill, patents and other intangibles (net of
 amortization of 3,610 and 3,169                              9,042              5,327
Cash value of officers' life insurance                       11,795             11,644
Deferred income taxes                                         7,375              6,576
Miscellaneous receivables and other assets                    5,823              6,429
TOTAL OTHER ASSETS                                           34,035             29,976

TOTAL ASSETS                                                226,877            186,973

LIABILITIES
CURRENT LIABILITIES
Current maturities of long-term debt                          6,382              4,931
Accounts payable                                             26,370             21,150
Accrued income taxes payable                                  4,440                  0
Accrued expenses and contingent liabilities                  30,651             29,715
TOTAL CURRENT LIABILITIES                                    67,843             55,796

Long-term debt, less current maturities                      42,459             26,028
Accumulated postretirement benefit obligation                14,105             13,729
Other long-term liabilities                                  12,075             11,185
TOTAL LIABILITIES AND DEFERRED CREDITS                      136,482            106,738

PREFERRED SHAREHOLDERS' EQUITY
Employee Stock Ownership Plan Preferred Stock, shares
 authorized 5,000,000 outstanding 795,595 and 797,517        19,393             19,440
Unearned deferred compensation under employee stock
 ownership plan                                             (13,691)           (14,447)
TOTAL PREFERRED SHAREHOLDERS' EQUITY                          5,702              4,993

COMMON SHAREHOLDERS' EQUITY
Common stock, $1 par value, shares authorized 30,000,000
 outstanding 5,799,017 and 5,639,028                          5,799              5,639
Additional paid-in capital                                    6,153              3,645
Retained earnings                                            73,396             66,531
Translation adjustment                                          398                483
Notes receivable-common stock 77,747 and 78,009 shares       (1,053)            (1,056)
TOTAL COMMON SHAREHOLDERS' EQUITY                            84,693             75,242

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  226,877            186,973

The accompanying notes are an integral part of the financial statements.

KYSOR INDUSTRIAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited, amounts in thousands)
                                                                  Six Months Ended June
                                                                    1996        1995

CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
 Net income                                                         $9,165      $7,942
 Adjustments to reconcile net income to
  net cash provided (used) by operating activities:
   Depreciation and amortization                                     4,986       4,526
   Provision for losses on accounts receivable                         239         227
   (Gain) Loss on sales of fixed assets                                 (2)        (27)
   Deferred compensation (ESOP)                                        755         608
   Deferred income taxes                                              (561)       (464)
   Changes in assets and liabilities providing
    (consuming) cash:
     Accounts receivable                                           (18,787)     (6,574)
     Inventories                                                    (2,879)     (1,241)
     Prepaid expenses                                                 (246)     (1,097)
     Accounts payable                                                1,370       3,211
     Accrued expenses and contingent liabilities                       660       1,255
     Accrued income taxes payable                                    5,766       2,570
     Other long-term liabilities                                     1,268       1,056

NET CASH PROVIDED BY OPERATING ACTIVITIES                            1,734      11,992

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
 Additions to property, plant and equipment                        (10,332)     (6,036)
 Proceeds from sales of property and equipment                         157          61
 Acquisitions, net of cash acquired                                      9           -
 Investment in affiliate                                           (18,823)          -
 Decrease (Increase) in other long-term assets                         953         323
 Unrealized translation gain (loss)                                    (85)       (181)

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                   (28,121)     (5,833)

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
 Current borrowings                                                 19,000       2,247
 Principal payments against long-term debt                          (6,474)     (1,714)
 Proceeds from issuance of common stock                              1,724       1,384
 Purchase of common stock                                                -      (4,609)
 Common stock and preferred stock dividends paid                    (2,484)     (2,365)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                    11,766      (5,057)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                    (14,621)      1,102

CASH AND EQUIVALENTS AT BEGINNING OF YEAR                           16,942      15,850

CASH AND EQUIVALENTS AT END OF PERIOD                               $2,321     $16,952

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


Note B - Income Taxes

The provision for income taxes resulted in effective tax rates of 36% for both the quarter and six months ended June 30, 1996 compared to 44% for the same periods in 1995. All periods presented include provisions for state income taxes and the statutory Federal rate of 35%. The rate for 1995 was higher than the combined Federal and state rate due to large non-deductible foreign tax losses.






REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders

Kysor Industrial Corporation:


We have reviewed the accompanying consolidated balance sheet of Kysor Industrial Corporation and Subsidiaries as of June 30, 1996, and the related consolidated statements of income and cash flows for the three-month and six-month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the company's management.



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


July 17, 1996


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Results of Operations

          Kysor Industrial Corporation's sales and revenues for the second quarter 1996 were $105.3 million, up 11 percent from the $95.3 million reported for the same period in 1995. Net income for the second quarter of 1996 increased 21.0 percent to $5.6 million or $.88 per share compared to the $4.6 million or $.75 per share reported during the same period in 1995.

          The Commercial Products Group net sales increased 31
percent to $66.9 million for the second quarter of 1996 compared to $51.0 million reported for the same period a year ago. Operating profit for the Commercial Products Group for the second quarter of 1996 increased 56 percent to $8.8 million from the $5.6 million reported for the same period in 1995. The Commercial Products Group continues to grow through market share gains and the sales and earnings contributions from recent acquisitions.

          Sales and earnings in the Transportation Products Group were adversely impacted by the decline in the heavy-duty truck market.
The Transportation Products Group net sales decreased 13 percent to $38.0 million for the second quarter of 1996 compared to $43.7 million reported for the same period a year ago. Operating profit for the Transportation Products Group for the second quarter 1996 was $4.0 million compared to $6.0 million reported for the same period in 1995. We continue to experience market share increases in the polymer fan and fan clutch product lines and anticipate that the earnings performance that this group has experienced in the past will return when the heavy-duty truck market recovers.

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

Liquidity and Capital Resources

          At June 30, 1996, the Company had cash and equivalents of $2.3 million compared to $16.9 million at December 31, 1995. Accounts receivable and inventories have increased $25.8 million from December
31, 1995, reflecting higher working capital requirements associated with the higher sales level. Additions to property, plant and equipment for the six-month period ended June 30, 1996, totaled $10.3 million compared to $6.0 million during the same period in 1995. Working capital is sufficient for current requirements.

          At June 30, 1996, the Company had $19.0 million outstanding on its $30.0 million revolving line of credit. The proceeds from this borrowing was used for the purchase of 24.25% of Austral Refrigeration, Pty., Ltd. of Australia.


             PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          The Company is presently involved in various legal proceedings, including certain environmental proceedings, as described in
Note 10, Contingent Liabilities, to the Financial Statements included in the From 10-K and under the heading "Legal Proceedings" in the Form 10-K.
During the quarter ended March 31, 1996, the Company completed the groundwater remedial design work with respect to contamination at the Cadillac Industrial Park in Cadillac, Michigan (the "Site"). Initial steps of the remedial action have begun in compliance with the unilateral administrative order issued by the U.S. EPA with respect to the Site Except as described in this paragraph, there have been no material changes in the legal proceedings described in the Form 10-K.

Item 4.   Submission of Matters to a Vote of Security Holders

          On April 26, 1996, the Company held its 1996 Annual Meeting of Shareholders. The purpose of the meeting was to elect three directors for three-year terms expiring in 1999 while one director was elected to a one-year term expiring in 1997. The candidates nominated by management were elected by the shareholders to serve as directors of the Company at the meeting. The following sets forth the results of voting with respect to each candidate:

 Name of Candidate                           Shares Voted

 Paul K. Gaston                For:                6,051,181
                Authority Withheld:                   38,896

 Grant C. Gentry               For:                6,055,719
                Authority Withheld:                   34,358

 Peter W. Gravelle             For:                6,052,231
                Authority Withheld:                   37,847

 Robert W. Navarre             For:                6,050,821
                Authority Withheld:                   39,257





Item 6.    Exhibits and Reports on Form 8-K


 (a)  The following exhibits are filed as part of this report.

      11   Computation of Consolidated Earnings Per Share
      15   Coopers & Lybrand L.L.P. letter regarding unaudited
           Financial Statements
      27   Financial Data Schedule

 (b) There were no reports on Form 8-K filed by the registrant during the quarter ended June 30, 1996.




      KYSOR INDUSTRIAL CORPORATION AND SUBSIDIARIES
            FINANCIAL INFORMATION BY SEGMENT
            (Unaudited, amounts in thousands)

                                                           Quarter Ended June 30,     Six Months Ended June 30,
                                                               1996          1995          1996          1995

NET SALES
Commercial Products
  United States                                             66,898        46,933       113,811          88,561
  Europe                                                         -         4,094             -           9,417

     Total Commercial Products                              66,898        51,027       113,811          97,978

Transportation Products
  United States                                             34,377        40,006        65,775          79,771
  Europe                                                     3,680         3,713         7,234           7,051

     Total Transportation Products                          38,057        43,719        73,009          86,822

NET SALES                                                  104,955        94,746       186,820         184,800


OPERATING PROFIT

Commercial Products
  United States                                              8,789         6,407        13,524          10,885
  Europe                                                         -          (773)            -          (2,045)

     Total Commercial Products                               8,789         5,634        13,524           8,840

Transportation Products
  United States                                              3,658         5,752         6,537          11,742
  Europe                                                       335           249           681             404

     Total Transportation Products                           3,993         6,001         7,218          12,146

TOTAL OPERATING PROFIT                                      12,782        11,635        20,742          20,986

Corporate Administrative Expense (Net)                      (3,965)       (2,917)       (5,818)         (5,832)

Interest Expense                                              (540)         (435)       (1,015)           (922)

INCOME BEFORE INCOME TAXES FROM
  CONSOLIDATED OPERATIONS                                    8,277         8,283        13,909          14,232



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

          11   Computation of Consolidated Earnings Per Share

          15 Coopers & Lybrand L.L.P. letter regarding unaudited Financial Statements

          27   Financial Data Schedule

     (b) There were no reports on Form 8-K filed by the registrant during the quarter ended June 30, 1996.





                             SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               KYSOR INDUSTRIAL CORPORATION



Date:   August 12, 1996   By       s\Terry M. Murphy

                                   Terry M. Murphy
                                   Vice President,
                                   Chief Financial Officer
                            				   (principal financial officer and duly
      				                          authorized signatory for registrant)





Date:   August 12, 1996   By       s\Robert L. Joseph

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