Form 10-Q
period 1996-09-30
KYSOR INDUSTRIAL CORP /MI/
filed 1996-11-13
CIK 202356

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)*
(x) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1996
or
( ) Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period
     from      to


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

Common stock, $1.00 par value, number of shares outstanding as of October 28, 1996:

5,870,865



KYSOR INDUSTRIAL CORPORATION
Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements



The interim financial data presented herein is unaudited but, in the opinion of the management, reflects all adjustments (none of which was other than a normal recurring adjustment) necessary for a fair presentation of such information. Results for interim periods should not be considered indicative of results for a full year. There were no undisclosed material unusual charges or credits to income during the quarter or nine months ended September 30, 1996, nor was there a change in independent accountants during the period.


KYSOR INDUSTRIAL CORPORATION
Consolidated Statement of Income
(Unaudited , amounts in thousands except for per share data)
                                                      Quarter Ended         Nine Months Ended
                                                      September 30,            September 30,
                                                    1996        1995         1996         1995
SALES AND REVENUES
Net sales                                           102,817      90,019      289,637      274,819
Interest and other revenues                             470         976        2,178        2,066
TOTAL SALES AND REVENUES                            103,287      90,995      291,815      276,885

COSTS AND EXPENSES
Cost of sales                                        78,588      69,108      221,791      211,055
Selling and administrative expenses                  15,748      13,553       45,926       41,751
Interest expense                                        634         398        1,649        1,320
Other expenses                                          268         307          491          898

TOTAL COSTS AND EXPENSES                             95,238      83,366      269,857      255,024

INCOME BEFORE INCOME TAXES FROM
   CONSOLIDATED OPERATIONS                            8,049       7,629       21,958       21,861

INCOME TAXES                                          3,075       2,995        8,125        9,285

INCOME FROM CONSOLIDATED OPERATIONS                   4,974       4,634       13,833       12,576

EQUITY IN NET INCOME OF AFFILIATE                       786           -        1,092            -

NET INCOME                                            5,760       4,634       14,925       12,576

DIVIDENDS ON PREFERRED STOCK
  (Net of income tax benefit)                           246         243          726          730

EARNINGS APPLICABLE TO COMMON STOCK                   5,514       4,391       14,199       11,846

PRIMARY EARNINGS PER COMMON SHARE                  $    .90    $    .75   $     2.34   $     2.01

FULLY DILUTED EARNINGS PER COMMON SHARE            $    .79    $    .66   $     2.06   $     1.76

Primary weighted average common shares and
  equivalents                                         6,085       5,835        6,057        5,900

Dividends declared per common share                $   .165    $    .15   $      .48   $      .45

The accompanying notes are an integral part of the financial statements.



KYSOR INDUSTRIAL CORPORATION
Consolidated Balance Sheet
(Dollars in thousands)
                                                        September 30,       December 31,
                                                               1996              1995
ASSETS
CURRENT ASSETS
Cash and equivalents                                           11,715             16,942
Accounts receivable less $2,500 and $2,211
 allowance for doubtful accounts                               62,194             45,733
Finished goods inventory                                        6,392              5,391
Work in process inventory                                      11,050              9,404
Raw material inventory                                         21,308             19,621
Prepaid expenses                                                1,854              2,485
Deferred income taxes                                           9,144              8,860
TOTAL CURRENT ASSETS                                          123,657            108,436

PROPERTY, PLANT AND EQUIPMENT
Land                                                            3,266              3,243
Buildings                                                      33,459             32,042
Machinery and equipment                                        85,839             75,794
                                                              122,564            111,079
Less accumulated depreciation                                  66,899             62,518
TOTAL PROPERTY, PLANT AND EQUIPMENT                            55,665             48,561

INVESTMENT IN AFFILIATE                                        19,111                  0

OTHER ASSETS
Goodwill, patents and other intangibles (net of
  amortization of $3,852 and $3,169)                            8,800              5,327
Cash value of officers' life insurance                         11,871             11,644
Deferred income taxes                                           7,759              6,576
Miscellaneous receivables and other assets                      5,725              6,429
TOTAL OTHER ASSETS                                             34,155             29,976

TOTAL ASSETS                                                  232,588            186,973

LIABILITIES
CURRENT LIABILITIES
Current maturities of long-term debt                            6,681              4,931
Accounts payable                                               22,927             21,150
Accrued income taxes payable                                    4,279                  0
Accrued expenses and contingent liabilities                    32,698             29,715
TOTAL CURRENT LIABILITIES                                      66,585             55,796

Long-term debt, less current maturities                        43,075             26,028
Accumulated postretirement benefit obligation                  14,295             13,729
Other long-term liabilities                                    12,532             11,185
TOTAL LIABILITIES AND DEFERRED CREDITS                        136,487            106,738

PREFERRED SHAREHOLDERS' EQUITY
Employee Stock Ownership Plan Preferred Stock, shares
 authorized, 5,000,000; outstanding 789,992 and
 797,517, stated value $24.375                                 19,256             19,440
Unearned deferred compensation under employee stock
 ownership plan                                               (13,313)           (14,447)
TOTAL PREFERRED SHAREHOLDERS' EQUITY                            5,943              4,993

COMMON SHAREHOLDERS' EQUITY
Common stock, $1 par value, shares authorized 30,000,000
 outstanding 5,843,739 and 5,639,028                            5,844              5,639
Additional paid-in capital                                      7,021              3,645
Retained earnings                                              77,945             66,531
Translation adjustment                                            398                483
Notes receivable-common stock 77,529 and 78,009 shares         (1,050)            (1,056)
TOTAL COMMON SHAREHOLDERS' EQUITY                              90,158             75,242

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    232,588            186,973

The accompanying notes are an integral part of the financial statements.

KYSOR INDUSTRIAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited, amounts in thousands)
                                                                   Nine Months Ended
                                                                     September 30,
                                                                     1996        1995
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
Net income                                                         $14,925     $12,576
 Adjustments to reconcile net income to
  net cash provided (used) by operating activities:
   Depreciation and amortization                                     7,511       6,777
   Provision for losses on accounts receivable                         418         362
   (Gain) Loss on sales of fixed assets                                 35         (53)
   Undistributed earnings of affiliate                              (1,092)          -
   Deferred compensation (ESOP)                                      1,134         998
   Deferred income taxes                                            (1,467)     (1,045)
   Changes in assets and liabilities providing
    (consuming) cash:
     Accounts receivable                                           (14,935)    (10,901)
     Inventories                                                    (1,884)     (1,167)
     Prepaid expenses                                                  658        (716)
     Accounts payable                                               (1,692)      1,298
     Accrued expenses and contingent liabilities                     2,707       2,642
     Accrued income taxes payable                                    5,925       6,097
     Other long-term liabilities                                     1,915       1,638

NET CASH PROVIDED BY OPERATING ACTIVITIES                           14,158      18,506

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
 Additions to property, plant and equipment                        (13,432)     (9,412)
 Proceeds from sales of property and equipment                         117          72
 Acquisitions, net of cash acquired                                      9            -
 Investment in affiliate                                           (18,823)           -
 Dividends received from foreign affiliate                             797
 Decrease (Increase) in other long-term assets                         483        (424)
 Unrealized translation gain (loss)                                    (86)       (120)

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                   (30,935)     (9,884)

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
 Current borrowings                                                 22,302       3,200
 Principal payments against long-term debt                          (8,861)     (2,666)
 Proceeds from issuance of common stock                              2,334       2,620
 Purchase of common stock                                                 -     (5,777)
 Common stock and preferred stock dividends paid                    (4,225)     (3,975)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                    11,550      (6,598)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                     (5,227)      2,024

CASH AND EQUIVALENTS AT BEGINNING OF YEAR                           16,942      15,850

CASH AND EQUIVALENTS AT END OF PERIOD                              $11,715     $17,874

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


Note B - Income Taxes

The provision for income taxes resulted in effective tax rates of 38% and 37% for the quarter and nine months ended September 30, 1996 respectively, compared to 39% and 43% for the same periods in 1995. All periods presented include provisions for state income taxes and the statutory Federal rate of 35%. The rates for 1995 was higher than the combined Federal and state rate due to non-deductible foreign tax losses.






REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders

Kysor Industrial Corporation:


We have reviewed the accompanying consolidated balance sheet of Kysor Industrial Corporation and Subsidiaries as of September 30, 1996, and the related consolidated statements of income and cash flows for the three-month and nine-month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the company's management.



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


October 16, 1996

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations




Results of Operations

          Kysor Industrial Corporation's sales and revenues for the third quarter 1996 increased to $103.2 million, from the $91.0 million reported for the same period in 1995. Net income for the third quarter of 1996 rose 24% to $5.8 million from $4.6 million reported for the same period last year. This equates to primary earnings per share of $.90 for the quarter ended September 30, 1996 compared to $.75 for the same period in 1995.

          The Transportation Products Group's net sales were down
11% to $32.8 million for the third quarter of 1996 compared to the $37.0 million reported in the same period a year ago. Operating profit for the Transportation Products Group for the third quarter 1996 decreased
48% to $2.3 million from the $4.6 million reported for the same period in 1995. The Transportation Products Group's results continue to reflect the downturn in Class-8 heavy-duty truck builds. However, while builds are expected to be down more than 23% in 1996, sales in this segment are down only 15% due to the increased market penetration of our fan and fan clutch product lines.

          The Commercial Products Group's net sales increased
32% to $69.9 million for the third quarter of 1996 compared to $53.0 million reported for the same period a year ago. Operating profit for the Commercial Products Group for the third quarter of 1996 increased
53% to $9.6 million from the $6.3 million reported for the same period in 1995. This outstanding progress was driven by increased refrigerated display case sales, significant growth in the refrigeration systems business, and the introduction of several new products. Also enhancing the current year's operating profit improvement was the sale of Kysor's German operation in late 1995.

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



Liquidity and Capital Resources

          At September 30, 1996, the Company had cash and equivalents of $11.7 million compared to $16.9 million at December 31, 1995. Additions to property, plant and equipment for the nine-month period ended September 30,1 996, totaled $13.4 million compared to $9.4 million during the same period in 1995. Management believes working capital is sufficient for current requirements.

          At September 30, 1996, the Company had borrowed
$22.0 million on its $30.0 million revolving line of credit.




KYSOR INDUSTRIAL CORPORATION AND SUBSIDIARIES
FINANCIAL INFORMATION BY SEGMENT
(Unaudited, amounts in thousands)
                                                              Quarter Ended            Nine Months Ended
                                                               September 30,            September 30,
                                                             1996         1995          1996          1995
NET SALES
Commercial Products
  United States                                             69,979       49,329       183,790       137,890
  Europe                                                         -        3,665             -        13,082

     Total Commercial Products                              69,979       52,994       183,790       150,972

Transportation Products
  United States                                             30,003       33,725        95,778       113,496
  Europe                                                     2,835        3,300        10,069        10,351

     Total Transportation Products                          32,838       37,025       105,847       123,847

NET SALES                                                  102,817       90,019       289,637       274,819


OPERATING PROFIT

Commercial Products
  United States                                              9,604        6,961        23,128        17,846
  Europe                                                         -         (700)            -        (2,745)

     Total Commercial Products                               9,604        6,261        23,128        15,101

Transportation Products
  United States                                              2,228        4,281         8,765        16,023
  Europe                                                       138          276           819           680

     Total Transportation Products                           2,366        4,557         9,584        16,703

TOTAL OPERATING PROFIT                                      11,970       10,818        32,712        31,804

Corporate Administrative Expense (Net)                      (3,287)      (2,791)       (9,105)       (8,623)

Interest Expense                                              (634)        (398)       (1,649)       (1,320)

INCOME BEFORE INCOME TAXES FROM
  CONSOLIDATED OPERATIONS                                    8,049        7,629        21,958        21,861




PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

          The Company is presently involved in various legal proceedings, including certain environmental proceedings, as described in Note 10, Contingent Liabilities, to the Financial Statements included in the Form 10-K and under the heading "Legal Proceedings" in the
Form 10-K. During the quarter ended March 31, 1996, the Company completed the groundwater remedial design work with respect to contamination at the Cadillac Industrial Park in Cadillac, Michigan (the
"Site").    The remedial action has begun in compliance with the
unilateral administrative order issued by the U.S. EPA with respect to the Site. Except as described in this paragraph, there have been no material changes in the legal proceedings described in the Form 10-K.


Item 6.   Exhibits and Reports on Form 8-K


     (a)  The following exhibits are filed as part of this report.

          11   Computation of Consolidated Earnings Per Share
          15   Coopers & Lybrand L.L.P. letter regarding
               unaudited Financial Statements
          27   Financial Data Schedule

     (b) There were no reports on Form 8-K filed by the registrant during the quarter ended September 30, 1996.




                             SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               KYSOR INDUSTRIAL CORPORATION



Date:   November 12, 1996   By     s\Terry M. Murphy

                                   Terry M. Murphy
                                   Vice President,
                                   Chief Financial Officer
                                   (principal financial officer and duly
                                    authorized signatory for registrant)





Date:   November 12, 1996   By     s\Robert L. Joseph

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